Form 10-K
period 2014-10-31
Integrity Capital Income Fund, Inc.
filed 2015-02-02
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

or

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number: 000-55277

Integrity Capital Income Fund, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	46-4285184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13540 Meadowgrass Drive, Suite 100 Colorado Springs, Colorado 80921 (Address of Principal Executive Offices and Zip Code)	(719) 955-4801 (Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,173,000 (based on $10.00 per share).
There were 1,026,203 shares of the registrant's common stock, par value $0.0001 per share, outstanding as of January 30, 2015.

INTEGRITY CAPITAL INCOME FUND, INC.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn, such as the one that occurred from 2008 through 2012, could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate.  In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this prospectus should not be regarded as a representation by us that our plans and objectives will be achieved.  These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this report.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.                          BUSINESS

Background and Summary

Integrity Capital Income Fund, Inc. (referred to herein as “we,” “us,” “Company,” or “Fund”) was incorporated on December 10, 2013 under the laws of the State of Colorado.  We filed an election on October 28, 2014 to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  Integrity Wealth Management, a division of Integrity Bank & Trust (the “Adviser”) serves as our investment adviser and provides us with the administrative services necessary for us to operate.  The Adviser may retain additional investment professionals in the future, based upon its and our needs.

Congress created business development companies in 1980 in an effort to help public capital reach smaller and growing private and public companies.  We are designed to do precisely that.  We make minority, non-controlling investments in private businesses that are seeking growth capital.

We invest principally in debt, equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Our investment objective is to maximize income and capital appreciation.  In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis is to identify companies with experienced management and positive cash flow from operations.

We have limited operating history.  We have made investments in portfolio companies and are in the due diligence phase of several other potential investments.  For further discussion and description of our investments, see the Management Discussion and Analysis and the Schedule of Investments included in the Financial Statements.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Our principal executive offices are located at 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921, and our telephone number is (719) 955-4801.  We maintain a website at www.integritycapitalincomefund.com.  Information contained on our website is not incorporated by reference into this report, and you should not consider information contained on our website to be part of this report.

Business Development Company

We are a newly organized, externally managed, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act.  We currently have no subsidiaries.  As a business development company, we are required to comply with certain regulatory requirements.  For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies (“Eligible Portfolio Companies”).  Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects, most notably that we maintain a 200% asset coverage position.

Our initial investments consist of secured debt, convertible debt instruments, or equity.  Any follow-on investments will generally be conditioned on the achievement of pre-established milestones, which we believe will allow us to mitigate our financial exposure and assure that each portfolio company is committed to, and capable of, achieving targets.  We expect that the secured debt and the convertible debt securities will generate interest income, and any equity investment will generate dividends.  However, there is no assurance that we will receive payment of interest or dividends from our portfolio companies and, thus, we may not be able to pay dividends to our stockholders on a consistent basis.

Our investment activities are managed by the Adviser, the terms of which are included in the Investment Advisory Agreement (the “Advisory Agreement”).  The Adviser is Integrity Wealth Management, a division of Integrity Bank & Trust, and is exempt from registration as an investment adviser under the Investment Advisers Act of 1940, as amended (the “the Advisers Act”).  Randall Rush and Eric Davis are principals of the Adviser.  Under the Advisory Agreement, we pay the Adviser for its investment advisory services an annual base management fee based on our gross assets, which includes any borrowings, as well as an incentive fee based on our performance.

Our assets are held by Integrity Bank & Trust (the “Custodian”) under the Custody Agreement under which we pay the Custodian a fee of 0.15% of assets under custody (consisting of cash, securities and earnings therefrom) (excluding any related party assets).

Concurrent with making our business development company election, we elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders in the form of dividends.

Ongoing Relationships with Portfolio Companies/Monitoring

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality.  In certain limited cases, we may also control one or more of our portfolio companies.

We utilize several methods for evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

As a result of active monitoring and communication, we believe that our portfolio management process will emphasize value creation throughout the life cycle of a given investment.  By doing so, we believe that our value to the portfolio company will go beyond the capital we have invested, and will extend to the overall goals of each portfolio company, which we believe will benefit the return on investment we realize in our portfolio companies.

Investment Advisory and Administrative Services Agreement

Management Services.  The Adviser is exempt from registration as an investment adviser under the Advisers Act, and serves as our investment adviser.  Subject to the overall supervision of our Board of Directors, the Adviser manages our day-to-day operations and provides us with investment advisory services.  Under the terms of the Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines which securities we will purchase, retain or sell;

•	may recommend the incurrence of borrowing;

•	identifies, evaluates and negotiates the structure of the investments we make; and

•	closes, monitors and services the investments we make.

The Adviser’s services under the Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management fees.  We pay the Adviser a fee for its investment advisory services under the Advisory Agreement consisting of two components - a base management fee and an incentive fee.  The cost of both the base management fee and any incentive fees earned by the Adviser is ultimately borne by our common stockholders.

The base management fee (the “Base Fee”) is calculated at an annual rate of 1.50% of our gross assets, which includes any borrowings for investment purposes.  We do not presently expect to use borrowed funds for the purpose of making portfolio investments.  From inception to June 30, 2014, the Adviser waived the Base Fee, in the amount of $25,056.  The waived fees are not subject to the reimbursement.  From July 1, 2014 to October 31, 2014 the Base Fee was calculated based on the value of gross assets at October 31, 2014, and appropriately adjusted for equity capital raises.  From and after November 1, 2014 the Base Fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the fiscal quarter.  The Base Fee for any partial month or quarter is appropriately pro rated.

The incentive fee (the “Incentive Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the year ended October 31, 2014, and will equal 20% of our “Net Investment Income” above 7.5% for the year.  “Net Investment Income” is defined as all income accrued during the year minus the Company’s operating expenses, Base Fee and expenses paid under the Advisory Agreement.  Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income that we have not yet received in cash.  Net Investment Income does include any realized capital gains, realized capital losses, or unrealized capital depreciation.  It does not include unrealized capital appreciation.  No Incentive Fee is payable for the fiscal year ended October 31, 2014. In the event that the Advisory Agreement terminates as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying the Incentive Fee.

Administrative services.  Pursuant to the Advisory Agreement, the Adviser furnishes us with equipment and clerical, bookkeeping and record-keeping services, as well as certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.  In addition, the Adviser assists us in accounting, bookkeeping and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.  We reimburse the Adviser for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Advisory Agreement. The Adviser prepares and delivers statements documenting its expenses which are subject to reimbursement.

Payment of our expenses.  Our primary operating expenses include the payment of (i) investment advisory fees to the Adviser; (ii) the allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Advisory Agreement; and (iii) other operating expenses as detailed below.  Our investment advisory fee compensates the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  We bear all other expenses of our operations and transactions, including (without limitation):

•	costs of calculating our net asset value, including the cost of any third-party valuation services;

•	costs of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	costs related to organization and offerings;

•	fees paid to third party administrators;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	any stock exchange listing fees;

•	applicable federal, state and local taxes;

•	independent directors’ fees and expenses;

•	excess brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing and mailing, and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”) and applicable federal and state securities laws; and

•	all other expenses incurred by either the Adviser or us in connection with administering our business, including payments under the Advisory Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement.

All of these expenses are ultimately borne by our common stockholders.

Duration and termination.  Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from January 1, 2014 (or until January 1, 2016) and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons.  The Advisory Agreement will automatically terminate in the event of its assignment.  The Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.

Indemnification.  The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Organization of the investment adviser.  The Adviser is a division of Integrity Bank & Trust, a Colorado corporation that is exempt from registration as an investment adviser under the Advisers Act.  Randy Rush is the majority owner and Chairman of the Board of the Advisor.  Messrs. Rush and Davis, and Mrs. Fisher are senior investment professionals and, along with L. Blaine Rush, Brett Wyss, Jeremiah Erickson and Larry Dozier, are the members of its Investment Committee (the “Investment Committee”).  Randy Rush, Eric Davis and Wendy Fisher will manage our day-to-day operations and provide the services under the Advisory Agreement.  The Adviser currently provides, and intends to continue to provide similar investment advisory services to other entities and individuals investing in addition to us.  As the Adviser provides investment advisory services to other entities, the Adviser intends to allocate investment opportunities in a fair and equitable manner pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.  The principal address of the Adviser is 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado  80921.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), traditional financial services companies such as commercial banks, and other sources of financing.  Many of these entities have greater financial and managerial resources than we do.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.  We believe we compete with these entities primarily on the basis of our willingness to make smaller, non-controlling investments, the experience and contacts of our investment professionals within our targeted industries, our responsive and efficient investment analysis and decision-making processes, and the investment terms that we offer.  We do not seek to compete primarily on the deal terms we offer to potential portfolio companies.

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act.  The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act.  In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

Qualifying assets.  Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets (the “70% test”).  The principal categories of qualifying assets relevant to our business are any of the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An Eligible Portfolio Company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities listed on a national securities exchange;

(ii)	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iii)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(iv)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million during the 60 days prior to acquisition by the business development company.

(2)	Securities of any Eligible Portfolio Company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial assistance to portfolio companies.  In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.  Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior securities.  We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance.  In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.  We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Except for temporary or emergency borrowings in amounts not exceeding 5% of the value of our total assets, it is unlikely that we will borrow funds in the foreseeable future to finance the purchase of our investment in portfolio companies.  However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique.  Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities.  In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser will be borne by our common stockholders.

Proxy voting policies and procedures.  We vote proxies relating to our portfolio securities in the best interest of our stockholders.  We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us.  Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the Adviser’s senior investment professionals.  To ensure that our vote is not the product of a conflict of interest, we require that:  (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to:  Chief Compliance Officer, Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Temporary investments.  Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of ethics. We have adopted a code of ethics that applies to all of our officers, consultants and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees, as well as consultants, in complying with both the Company’s corporate policies and with the law. The Adviser and employees of the Adviser are also subject to our code of ethics. Our code of ethics is posted at our website http://www.integritycapitalincomefund.com.  Upon request we will provide any person a copy of our code of ethics without charge. Persons desiring a copy of our code of ethics should request a copy by submitting a written request to the Company at its corporate office.

Compliance policies and procedures.  We have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.  Eric Davis serves as our Chief Compliance Officer.

Privacy principles.  We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information.  The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us.  We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of the Adviser and its affiliates with a legitimate business need for the information.  We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other.  We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We expect to periodically be examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material United States federal income tax considerations applicable to us and to an investment in our shares.  This summary does not purport to be a complete description of the income tax considerations applicable to such an investment.  For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under United States federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions.  This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code).  The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for United States federal income tax purposes:

•	a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the “substantial presence” test under Section 7701(b) of the Code;

•	a corporation or other entity taxable as a corporation, for United States federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust if: (1) a court in the United States has primary supervision over its administration and one or more U.S. persons have authority to control all substantial decisions of such trust, or (2) such trust validly elects to be treated as a U.S. person for federal income tax purposes; or

•	an estate, the income of which is subject to United States federal income taxation regardless of its source.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for United States federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership, none of which is discussed here.

Election to be taxed as a Regulated Investment Company.  We have elected to be treated as a RIC under Subchapter M of the Code for our fiscal year commencing November 1, 2014.  Such election requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements.  The source of income requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.”

As a RIC, we generally do not pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends.  As a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below).  In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Conversion to RIC Status.  Prior to our fiscal year commencing November 1, 2014, we were taxable as a regular corporation under Subchapter C of the Code (a “C corporation”).  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  We may or may not make this election.  Any such corporate level tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction).  The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period and the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC and effective tax rates.  Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment.  Any such amount distributed likely will be taxable to stockholders as ordinary income.  Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders.  Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to continue to qualify as a RIC is that, by the end of our first taxable year as a RIC, we must eliminate the earnings and profits accumulated while we were taxable as a C corporation.  We intend to accomplish this by paying to our stockholders in the first quarter of the tax year for which we make a RIC election a cash dividend representing all of our accumulated earnings and profits (if any) for the period from our inception through the end of the prior tax year.  The actual amount of that dividend (if any) will be based on a number of factors, including our results of operations through the end of the prior fiscal year.  The dividend, if any, of our accumulated earnings and profits will be taxable to stockholders as ordinary income.  Any such dividend will be in addition to the dividends we intend to pay (or be deemed to have distributed) during our first taxable year as a RIC.

Taxation as a Regulated Investment Company.  For any taxable year in which we:  (i) qualify as a RIC; and (ii) satisfy the Annual Distribution Requirement; we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to stockholders with respect to that year.  We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

As a RIC, we are subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98.2% of our ordinary income for each calendar year, (ii) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”).  We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains).  We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

1.	have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

2.	derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

3.	diversify our holdings so that at the end of each quarter of the taxable year:

▪	at least 50% of the value of our assets consists of (i) cash, cash equivalents, U.S. government securities, securities of other RICs, and (ii) other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

▪	no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

For computation of the 50% diversification test for any quarter of the taxable year, we may include the value of any securities of an issuer, whether or not the investment company owns more than 10 percent of the outstanding voting securities of such issuer, the basis of which, when added to the basis of the investment company for securities of such issuer previously acquired, did not exceed five percent of the value of the total assets of the investment company at the time of the subsequent acquisition of securities.

We may be required to recognize taxable income in circumstances in which we do not receive cash.  For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year.  Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss.  Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.  Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”).  However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.  Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by:  (i) the illiquid nature of our portfolio, or (ii) other requirements relating to our status as a RIC, including the Diversification Tests.  If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Any transactions in options, futures contracts, hedging transactions, and forward contracts will be subject to special tax rules.  These rules could affect the amount, timing and character of distributions to stockholders.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses).  If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year.  However, a RIC is not permitted to carry forward net operating losses to subsequent years.  In addition, expenses can be used only to offset investment company taxable income, not net capital gain.  Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years.  Such required distributions may be made from our cash assets or by liquidation of investments, if necessary.  We may realize gains or losses from such liquidations.  In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

As a result of our election to be treated as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated and, as explained above, a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders.  Except as otherwise provided, the remainder of this discussion assumes that we will continue to qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. stockholders.  For federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains.  Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock.  Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 20%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock.  Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute realized net capital gains (net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, but to designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain.  The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for its common stock.  Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate taxpayers on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend.  Such excess generally may be claimed as a credit or refund against the U.S. stockholder’s other U.S. federal income tax obligations.  In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant tax year.

As a RIC, we will be subject to the alternative minimum tax (“AMT”), but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders and this may affect the stockholders’ AMT liabilities.  Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, we intend in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year, and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question.  If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made.  However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

An investor in shares of our common stock should consider the tax implications of buying common stock just prior to a distribution.  Even if the price of the common stock includes the amount of the forthcoming distribution, and the distribution economically represents a return of investment, the investor will be taxed upon receipt of the distribution and will not be entitled to offset the distribution against the tax basis in his common stock.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his common stock.  Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his shares for more than one year.  Otherwise, it will be classified as short-term capital gain or loss.  However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares.  The ability to deduct capital losses may be subject to other limitations under the Code.

In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.  In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income.

Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code.  Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Non-corporate shareholders may be eligible to treat a portion of our ordinary income dividends as “qualified dividend income” that is subject to tax at the same reduced maximum rates applicable to long-term capital gains; corporations are not eligible for the reduced maximum rates on qualified dividend income.  We must designate the portion of any distributions that are eligible to be treated as qualified dividend income in a written notice within 60 days of the close of the relevant taxable year.  In general, the maximum amount of our distributions that may be designated by us as qualified dividend income for that taxable year is the total amount of qualified dividend income received by us during such year.  In order to constitute qualified dividend income to us, a dividend must be received from a U.S. domestic corporation or a qualified foreign corporation.  In addition, the dividend income must be paid in respect of stock that has been held by us, for federal income tax purposes, for at least 61 days during the 121-day period that begins 60 days before the stock becomes ex-dividend.  In order to be eligible to treat a dividend from a fund as qualified dividend income, individual shareholders must also meet the foregoing minimum holding period requirements with respect to their shares in the applicable fund.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain.  In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate).  Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. stockholder’s particular situation.  Dividends distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to “qualified dividend income.”

We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (the “IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect.  Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Failure to qualify as a Regulated Investment Company.  If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates.  We would not be able to deduct distributions to stockholders, nor would they be required to be made.  Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits.  Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.  Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Circular 230 Disclosure

In order to comply with recent Treasury Department regulations, we advise you that:  (i) this discussion of certain U.S. federal income tax consequences was not intended or written by us to be used, and cannot be used by any taxpayer, for the purpose of avoiding penalties that may be imposed on the taxpayer, (ii) this discussion is provided to support the promotion or marketing of the transaction matters discussed herein, and (iii) readers of this discussion should seek advice regarding the matters discussed herein based on his own particular circumstances from an independent tax adviser.

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly.  Our net asset value per share is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

The following procedures are followed by the Adviser’s Investment Committee as delegated by the Board of Directors in carrying out its responsibilities under this valuation policy.

Each quarterly valuation is completed in writing using an approved valuation format.  Each valuation is reviewed by the Investment Committee, documented in the minutes of the committee and reported to the Company’s Board of Directors at a meeting of the Board after the end of the respective quarter. Our entire Board of Directors serves as the Valuation Committee.

Investments are carried at fair value, as determined by the Adviser.  The Adviser performs ongoing reviews of the investments to determine if an adjustment to the fair value is necessary, which is based on, among other things, whether a material event has occurred.

A material event shall have occurred if any one of the following conditions is present:

1)	The borrower has missed any contractual payments of the note or investment.
2)	There has been a material change in the condition or collateral of the investment.
3)	The economic outlook for the company or investment has materially changed.
4)	Review of financial statements or other company/investment information indicates:
a.	The investee financial performance has greatly exceeded expectations, or
b.	There is reason for concern there may be a future impairment or inability to meet interest, principal or other obligations of the investee.
5)	The borrower has sold any part of the company or equity interest in the company.
6)	The investee company becomes involved in litigation that would impact the valuation or investee company as a going concern.
7)	Interest rates have made a material change since the last review.

If the Adviser determines that an adjustment to the fair value is necessary, the Adviser will in good faith determine the fair value using valuation techniques and may determine to use a valuation expert to complete and independent valuation if any of the following occur:

1)	A material event as defined above occurs.
2)	The investment or asset is complex and requires a special expertise to properly value the asset.
3)	A majority of the Board of Directors requests an independent valuation.
4)	A majority of the Investment Committee requests an independent valuation.

Our notes to the financial statements contain additional detail on our valuation policy.

Employees

Currently, we do not have any employees.  The management of our investment portfolio is the responsibility of the Adviser and its Investment Committee, which currently consists of Randall Rush, Eric Davis, Wendy Fisher, Brett Wyss, L. Blaine Rush, Jeremiah Erickson and Larry Dozier. The Adviser’s Investment Committee must approve each new investment that we make by 67%.  The members of the Investment Committee are not employed by us, and receive no compensation from us in connection with their portfolio management activities.  However, Messrs. Rush and Davis through their financial interests in, or management positions with, the Adviser, will be entitled to a portion of any investment advisory fees paid by us to the Adviser pursuant to the Advisory Agreement.

Custodian, Transfer and Dividend Paying Agent

Our securities are held under a custody agreement by Integrity Bank & Trust. The Adviser acts as our transfer agent and dividend paying agent.  The principal business address of our transfer agent and dividend paying agent is 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921 and the phone number is 719-955-4801.

Brokerage Allocation and Other Practices

Subject to policies established by our Board of Directors, the Adviser is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions.  The Adviser does not execute transactions through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities.  While the Adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available.  Subject to applicable legal requirements, the Adviser may select a broker based partly upon brokerage or research services provided to the Adviser, to us and any other clients.  In return for such services, we may pay a higher commission than other brokers would charge if the Adviser determines in good faith that such commission is reasonable in relation to the services provided.  See “Certain Relationships and Related Transactions, and Director Independence.”

Further, while the Adviser will generally seek reasonably competitive trade execution costs, we realize that our portfolio consists primarily of restricted securities of privately-held companies.  Therefore, for the foreseeable future we do not expect to execute any trades.

Item 1A.                          RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective.  The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.  In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a newly-formed company with limited operating history.

We were initially formed in December 2013.  As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

Pending investment in target portfolio companies, our cash will be placed in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies.  As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.  Further, the management fee payable to our Adviser will not be reduced while our assets are invested in such temporary investments.

We are dependent upon key management personnel of the Adviser for our future success, particularly Randall Rush and Eric Davis.  If we lose either of them, our ability to implement our business strategy could be significantly harmed.

We depend on the experience, diligence, skill and network of business contacts of the Adviser’s senior investment professionals.  The senior investment professionals, together with other investment professionals that the Adviser currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments.  Our future success will depend to a significant extent on the continued service and coordination of Randall Rush, who is also our Chairman of the Board, Treasurer and Chief Financial Officer, and Eric Davis, who is also our President and Chief Compliance Officer.  The departure of either of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objectives.  While Mr. Davis devotes a majority of his business time to our operations through the Adviser, Mr. Davis is not subject to an employment contract with the Company.

Our Adviser and its management have no prior experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies.  These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives.  In addition, although the Adviser has ten years of wealth management experience, the Adviser has no prior experience managing a business development company, and the investment philosophy and techniques used by the Adviser may differ from the Adviser’s other investment experience.  Accordingly, we caution you that our investment returns could be substantially lower than the returns achieved by other business development companies.

Our business model depends upon the development and maintenance of strong referral relationships with professional services firms and private equity funds.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio and achieve our investment objectives.  In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities and therefore such relationships may not lead to the origination of portfolio company investments.

If we raise additional capital by issuing preferred stock or other senior convertible securities, our stockholders may experience dilution.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders will likely have separate voting rights and rights, preferences, or privileges more favorable than those of our common stockholders.  The issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.  If we raise additional funds by issuing more common stock, preferred stock, or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

Our ability to grow will depend on our ability to raise capital.

We may need to periodically access the capital markets to raise cash to fund new investments.  Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

In the event we borrow money, the potential for gain or loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders.  Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect such lenders to seek recovery against our assets in the event of a default.  If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.  Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Such a decline could negatively affect our ability to make common stock dividend payments.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Although the Adviser has been an investment adviser since 2003, it has no experience in managing a business development company.  Further, as discussed above, we are a newly organized company with limited operating history.  As such, we and the Adviser are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company.  Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on the Adviser’s ability to identify, analyze, invest in and finance additional companies that meet our investment criteria.

Because of our relatively small size and lack of operating history, we may be unable to identify and fund investments that meet our criteria.  Until we are able to invest in target portfolio companies, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies.

Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms.  These demands on the Adviser’s time may distract them or slow the rate of investment.  In order to grow, we and the Adviser may need to hire, train, supervise and manage new employees.  Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and SPAC sponsors, investment bankers which underwrite offerings, traditional financial services companies such as commercial banks, and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments.  There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable.

The Advisory Agreement includes a base annual management fee calculated as 1.50% of the value of our gross assets at a specific time.  Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased.  Moreover, the incentive fee payable to the Adviser will be calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis.  As a result, we may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

We could become subject to corporate-level income tax if we are unable to continue to qualify as a regulated investment company under Subchapter M of the Code.

Although we elected to be treated as a RIC under Subchapter M of the Code effective November 1, 2014 and succeeding tax years, no assurance can be given that we will be able to maintain RIC status.  To obtain and maintain RIC tax treatment under the Code, we must meet certain annual distribution, income source and asset diversification requirements.

If we become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

There are significant potential conflicts of interest with the Adviser which could impact our investment returns.

Our executive officers and directors and the officers and directors of the Adviser may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by the Adviser or its affiliates that may be formed in the future.  Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay investment advisory and incentive fees to the Adviser, and will reimburse the Adviser for certain expenses it incurs.  As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments.  Accordingly, there may be times when the Adviser has interests that differ from those of our stockholders, giving rise to a conflict.  The Adviser has the ability to direct the Company invest in instruments with original issue discount or payment in kind, features which result in incentive fees being accrued on a non-cash interest income component, and which may never actually be received by the Company.

If we use leverage in connection with investments, our gross assets and custodial assets will be increased, resulting in larger fees paid to the Adviser and Custodian, thus giving rise to additional conflicts of interest.

Currently, the Adviser manages investments of other persons with investment objectives similar to ours.  Accordingly, we may not be given the opportunity to participate in certain investments made by other investment funds managed by the Adviser.  In the event conflicts arise, the Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other affiliate or client of the Adviser.

We entered into a license agreement with the Adviser, pursuant to which the Adviser granted us a non-exclusive license to use the name “Integrity Capital.”  Under the license agreement, we have the right to use the “Integrity Capital” name and logo for so long as the Adviser or one of its affiliates remains the Adviser.  In addition, we pay the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement.  These arrangements will create conflicts of interest that our Board of Directors must monitor.  We also entered into a Custody Agreement with the Adviser, whereby the Adviser will hold all of our assets for a fee of 0.15% of the value of the custodied assets.

Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval.  However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company.  We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock.  Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Provisions of our articles and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

We have adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Articles of Incorporation classifying our Board of Directors in three classes serving staggered three-year terms.  This provision, as well as other provisions of our articles and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our Adviser can resign on 60 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not.  If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all.  If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline.  In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser.  Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, and other rules implemented by the SEC.  We believe that complying with these rules and regulations makes some activities time-consuming and costly and diverts significant attention of our Adviser’s senior investment professionals from implementing our investment objective to these and related matters.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Risks Related to Our Portfolio Company Investments

Shareholders have no input regarding investment decisions in portfolio companies.

Our investments are selected by our Adviser, and our stockholders will not have input into our investment decisions.  The Adviser has total discretion with respect to selecting investments in portfolio companies.  This increases the uncertainty, and thus risk, of investing in our shares.

Our incentive fee may induce the Adviser to make speculative investments.

Under the Advisory Agreement the incentive fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement.  As our investment strategy is based primarily on debt or equity investing and as the Adviser’s incentive fee is based upon the capital gains realized on our investments, the Adviser might be motivated to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities.  Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur other debt, or issue other equity securities that rank equally with, or senior to, our investments.  By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments.  These debt instruments will usually prohibit the portfolio companies from paying interest or dividends on or repaying our investments in the event and during the continuance of a default under such debt.  Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company will typically be entitled to receive payment in full before we receive any distribution in respect of our investment.  After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us.  In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The value of our portfolio securities may not have a readily available market price and, in such case, we will value these securities at fair value as determined in good faith by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The value of our portfolio securities may not have readily available market prices.  In such case, we will value these securities at fair value as determined in good faith based upon the Company’s valuation policies.  In connection with that determination, our Adviser will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts.  We may also utilize the services of a third-party valuation firm.  The participation of the Adviser in our valuation process could result in a conflict of interest as the Adviser’s management fee is based, in part, on our gross assets.  However, we will retain ultimate authority as to the appropriate valuation of each investment.  Because such valuations are inherently subjective and may be based on estimates, assumptions and forecasts, our determinations of fair value may differ materially from the values that would be determined if a readily available market price for these securities existed.  In addition, the valuation of these types of securities may result in substantial write-downs and excessive earnings volatility.

Because we likely will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

Our equity investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in.  As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests.  Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

The portfolio companies in which we invest may present certain challenges to us, including the lack of available information about these companies.

In accordance with our investment strategy, we intend to make investments in primarily U.S.-based, private companies with an equity value of less than $250 million.  Generally, very little public information exists about these companies, and we are required to rely on the ability of the Adviser to obtain adequate information, conduct appropriate due diligence, and evaluate the merits of investing in these companies.  If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Resources could be expended in researching and negotiating investments that may never be consummated, even if non-binding letters of intent or definitive agreements are reached, which could materially adversely affect subsequent attempts to make other investments.

We anticipate that the investigation of each specific target company and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys, and others.  If we decide not to complete a specific investment, the costs incurred up to that point for the proposed portfolio investment likely would not be recoverable.  Furthermore, even if an agreement is reached relating to a specific portfolio investment, up to and including the execution of a definitive agreement, we may fail to consummate the portfolio investment for any number of reasons including those beyond our control.  Any such event will result in a loss to us of the related costs incurred.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital.

We provide debt and equity capital primarily to small and mid-sized companies, which may present a greater risk of loss than providing debt and equity capital to larger companies.

Our portfolio consists primarily of debt and equity investments in small and mid-sized companies. Compared to larger companies, small and mid-sized companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many small and mid-sized companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

A variety of factors may affect the ability of borrowers to make scheduled payments on loans, including failure to satisfy financial targets and covenants, a downturn in a borrower’s industry or changes in the economy in general. In addition, investing in small and mid-sized companies in general involves a number of significant risks, including that small and mid-sized companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small and mid-sized companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•	may be particularly vulnerable to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources.

Any of these factors or changes thereto could impair a small or mid-sized company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our loans. This, in turn, could result in losses in our loan portfolio and a decrease in our net interest income and net asset value.

Risks Related to Our Common Stock

There currently is no public market for our common stock, and the liquidity of shares of our common stock is limited.

Our outstanding shares of common stock are not registered under the Securities Act of 1933 (the “Securities Act”) or the securities laws of any state or other jurisdiction, and are considered “restricted securities” within the meaning of Rule 144.  As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws.

No public trading market for our common stock currently exists nor is one expected to develop in the foreseeable future.  Although the Company’s articles of incorporation include a quarterly repurchase option, no repurchase may occur until after October 28, 2015.  Even after such date, the Company’s ability to repurchase our common stock is limited to 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters.  Further, the Company can only repurchase shares with the proceeds it receives from the sale of its shares under the dividend reinvestment plan in effect at such time (unless the Board determines to dispense with this limitation).  We do not expect to adopt a dividend reinvestment plan in the next 24 months.  Therefore, you must be prepared to hold your shares indefinitely.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our investments, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.

In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations.  Our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the micro-cap companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods.  Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our shareholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs.  For example, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term.   Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.  If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Our quarterly and annual operating results will be subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objectives, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rates and dividend rates payable on our debt securities and preferred stock investments, respectively, the default rate on any such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

As a RIC, we must annually distribute at least 90% of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments.  As a result, these earnings may not be available to fund investments or to pay operating expenses.  If we fail to generate net realized capital gains or to obtain additional funds, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments.  Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses.  There is no assurance that we will be able to sell our investments and thereby fund our operating expenses.

Item 1B.                     UNRESOLVED STAFF COMMENTS – N/A

Item 2.                          PROPERTIES

We maintain our principal executive office at 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921, in the offices of the Adviser.  We do not own any real estate.  We believe that our present facilities are adequate to meet our current needs.  If new or additional space is required, we believe that adequate facilities are available at competitive prices in the Colorado Springs area.  Under the Advisory Agreement, we pay an allocable portion of the monthly lease expenses incurred by the Adviser for this office facility.  Our principal office is provided pursuant to the Advisory Agreement, therefore, we are not a party to any lease with respect to the office.

Item 3.                          LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock.  Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time.

We do not intend to develop any trading market for our common stock.  Investors should understand that there may be no exit strategy for them to recover or liquidate their investments in our common stock.  Accordingly, investors must be prepared to bear the entire economic risk of an investment in our common stock for an indefinite period of time.

Holders

As of January 30, 2015, there were approximately 59 stockholders of record of our common stock.

Dividends

Our Board of Directors will determine the payment of any dividends.  We began declaring and paying distributions on a monthly basis in May 2014.  The following dividends have been paid through January 30, 2015:

Date Dividend Paid	Total Dividend Amount	Dividend Per Share
5/30/2014	$27,206.25	$0.0625
6/26/2014	$27,206.25	$0.0625
7/30/2014	$27,518.75	$0.0625
8/29/2014	$39,211.06	$0.0625
9/25/2014	$40,336.06	$0.0625
10/25/2014	$41,836.06	$0.0625
11/25/2014	$52,454.81	$0.0625
12/25/2014	$53,204.81	$0.0625
1/26/2015	$59,529.81	$0.0625

We hope to continue to pay these distributions to our stockholders out of assets legally available for distribution.  We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.

Our investment objective is to maximize income and capital appreciation.  We expect to generate current income from the interest and preferred dividends on the debt and preferred securities, respectively, held in our portfolio companies.

The timing of any capital gains generated from the appreciation and sale of securities we expect to receive in our portfolio companies cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you.  If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2014, there were no compensation plans under which equity securities of the Company were authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From inception to October 31, 2014, we sold 714,377 shares of our common stock at a price of $10.00 per share.  From November 1, 2014 to January 28, 2015, we sold 311,826 shares of our common stock at a price of $10.00-$10.01 per share.  No commissions were paid on the sales.

These issuances of our common stock were made in reliance upon certain exemptions from the registration requirements of the Securities Act including, without limitation, the exemptions under Section 4(a)(2) thereof, and Regulation D thereunder.  Our common stock was sold only to investors who were “accredited investors,” as defined in Rule 501 promulgated under the Securities Act.  No general solicitation or advertising was used in connection with the sales of our common stock.

None of the sales of securities described or referred to above was registered under the Securities Act.  As a result, a restrictive legend was placed on the stock records stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6.                          SELECTED FINANCIAL DATA

The following selected financial data for the period from December 10, 2013 (inception) through October 31, 2014 is derived from out financial statements which have been audited by McGladrey, LLP, our independent registered public accounting firm.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

December 10, 2013 through October 31, 2014
Statement of Operations Data:
Total investment income	$249,627
Base management fee	$54,192
Total operating expenses, net	$99,112
Net investment income	$150,515
Net increase in shareholders’ equity resulting from operations	$106,240
Per Share Data:
Net investment income	$0.33
Net increase in shareholders’ equity resulting from operations	$0.23
Cash dividends declared	$0.37
Balance Sheet Data:
Investments, at fair value	$6,261,616
Cash and cash equivalents	$900,185
Total assets	$7,249,978
Total liabilities	$203,282
Total net assets	$7,046,696

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  We were incorporated on December 10, 2013 under the laws of the State of Colorado.

We invest principally in debt securities and equity securities, including convertible preferred securities of primarily non-public U.S.-based growth companies.  We expect that the debt securities will generally be collateralized by the assets of the company and will carry a market rate of interest.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees.  Any such fees will be generated in connection with our investments and recognized as earned.

Results of Operations

Revenues.  We generated revenue of $249,627 from December 10, 2013 (inception) through October 31, 2014.  This included $225,334 in interest, $14,750 in revenue recognized from origination fees and $9,543 in dividend and interest income.  In addition the Company generated $97,500 as origination fees related to portfolio investments which are being amortized over the three year life of the loans.

Expenses. For the period from December 10, 2013 (inception) through October 31, 2014, we had expenses of $301,198, consisting of: (i) organization costs of $134,947; (ii) legal fees of $14,511; (iii) professional fees of $77,880; (iv) base management fees of $54,192, (v) directors’ fees of $7,500; (vi) marketing fees of $9,380; (vii) custody fees of $2,111; (viii) insurance expenses of $646; and (ix) miscellaneous expenses of $31.
The Adviser has elected to waive management fees earned through June 30, 2014 in the amount of $25,056 for the period ended October 31, 2014. The waived fees are not subject to the reimbursement as discussed below.
The Adviser has entered into an Operating Expense Limitation Agreement (“OELA”) with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess will be reimbursed by the Adviser. The Adviser will be able to recoup these expenses over a period not to exceed three years. The total amount of organization and operating expenses reimbursed by the Adviser for the period ended October 31, 2014 was $177,030. The Adviser will collect this amount over a period not to exceed three years, if the Company’s expense ratio is less than the 2.95% limit. The Operating Expense Limitation Agreement remains in effect until terminated by the Company and Adviser.
Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.

Financial condition, liquidity and capital resources.  We generated cash of $7,143,770 from the net proceeds of sales of the Company’s common stock through October 31, 2014.  We invested the net proceeds of the Offering in portfolio companies in accordance with our investment objective and strategies described in this report.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of October 31, 2014, we were approximately 88% invested.  We had cash resources of $900,185, and no indebtedness other than accounts payable and accrued expenses incurred in connection with our organization and in the ordinary course of business of $76,257 to be reimbursed to the Adviser, and taxes payable of $44,275.  As of October 31, 2014, the balance of the deferred offering costs was $31,593, which will be amortized on a straight-line basis over the next 12 months.  As of October 31, 2014, the balance of organization and operating expenses subject to the Operating Expense Limitation Agreement was $177,030.  For the period from and including November 1, 2014 through December 31, 2014, we received additional net proceeds from the sale of common stock in the Offering of $1,717,000 from the sale of 171,700 shares at $10 per share.

As of October 31, 2014, our investments included:  (i) a secured promissory note at 75% loan to value bearing an interest rate of 11%, (ii) a secured promissory note at 65% loan to value bearing an interest rate of 11%, (iii) a promissory note secured by tax liens bearing an 11.5% interest rate, (iv) a secured promissory note at 67% loan to value bearing an interest rate of 13%.

The Company also holds a partnership interest that holds secured whole residential loans.  The partnership pays a preferred return of 10%.  The Company has closed three more portfolio investments as of December 18, 2014.  Two of the portfolio investments are secured promissory notes bearing an interest rate of 14.5%.  One portfolio investment is an 8% subordinated debt offering with warrants for 5% of the outstanding equity of the Company.  Our cash resources are held in depository accounts at First Republic Bank.  We currently have no investments in debt or equity securities of public companies.

As of October 31, 2014, we had net assets of $7,046,696 and, based on 714,377 shares of common stock outstanding, a net asset value per common share of $9.86.

Distribution policy.  Our Board of Directors will determine the payment of any dividends.  We intend to declare and pay distributions on a monthly basis.  Our first dividend was paid May 30, 2014 at a rate of $0.0625 per share.  We pay these distributions to our stockholders out of assets legally available for distribution.  We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.  Any dividends to our stockholders will be declared out of assets legally available for distribution.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations.  Our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you.  If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us.  In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.  See “Certain U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Beginning with our taxable year commencing November 1, 2014, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.  In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each taxable year an amount at least equal to the sum of:  (i) 98% of our ordinary income for the taxable year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31, 2015, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.  We cannot assure you that we will pay distributions to our stockholders in the future.  In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital.  Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Contractual obligations.  We have entered into a contract under which we have material future commitments, the Advisory Agreement, pursuant to which the Adviser agrees to serve as the Adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  This agreement is terminable by either party upon proper notice.  We will pay the Adviser a fee for its investment advisory services under the Advisory Agreement consisting of two components - a base management fee and an incentive fee.  We will also reimburse the Adviser for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Advisory Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staffs.  See “Advisory Agreement.”

Our Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.  If this agreement is terminated, our costs under a new agreement that we may enter into may increase.  In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement.

In the normal course of business, the Company has made commitments to invest in certain private equity funds totaling $500,000. The Company has funded $465,116 of this total commitment, and thus has $34,884 remaining commitment as of October 31, 2014. This investment was redeemed subsequent to fiscal year-end and thus no further commitment remains.

Current Economic Environment

During the last twelve months, the state of the economy in the U.S. and abroad continued to grow at a modest pace.  The current economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Off-Balance Sheet Arrangements

As of the date of this annual report, we have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X.  In the opinion of management, the financial statements reflect all adjustments and reclassifications consistently solely or normal accruals that are necessary for the fair presentation of financial results as of and for the period presented.

Use of Estimates

Financial statements prepared on a GAAP basis require the Adviser to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.  Investment valuation represents a significant estimate within these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

As part of the valuation process, the Adviser may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate its valuation.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by the Adviser, as described in Note 4. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Valuation Policy

The Company’s fair value accounting policies adhere to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  Topic ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Adviser’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Adviser’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

The Company invests in direct debt and equity securities that are not traded on a public market.  These securities are recorded at fair value as determined by the Adviser using the framework of Topic ASC 820.  In addition, the Company has adopted written guidelines for determining the fair value of its investments for reporting in the accompanying financial statements.  Under these guidelines, investment valuations are reviewed on a quarterly basis and investments without readily available market values are valued at fair value as determined by the Company.  In the absence of readily ascertainable market values, the Company uses valuation techniques consistent with the market, income and cost approaches, as prescribed by Topic ASC 820, in order to estimate the fair value of investments.  In all cases, the Company evaluates whether the valuation techniques used and the resultant fair value estimate is representative of what the most likely buyers of the company would also pay upon exit, and therefore, whether the value is deemed to be the price expected in an orderly transaction between market participants at the measurement date.

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of ASC 946, Financial Services — Investment Companies. As such the Company’s estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available.

The transaction price is typically the Company’s best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a significant portion of the proceeds from the sale of common stock has been invested in debt instruments of our target portfolio companies, our only current market risk exposure relates to fluctuations in interest rates. Pending investment in target portfolio companies, our cash is invested in cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.                          FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

Our audited statement of assets, liabilities, and net assets, including the schedule of investments, as of October 31, 2014 and our related audited statements of operations, changes in shareholders' equity and cash flows for the period from December 10, 2013 (date of inception) through October 31, 2014 are attached to this report.  Unaudited supplementary quarterly financial data for the quarters ended April 30, July 31 and October 31, 2014 is attached to this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

Item 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and the Board of Directors.

Our President, Eric Davis, and our Chief Financial Officer, Randall Rush, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          OTHER INFORMATION - None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors will oversee our management.  The Board of Directors currently consists of three members, two of whom are not “interested persons” of the Adviser as defined in Section 2(a)(19) of the 1940 Act.  We refer to these individuals as our independent directors.  Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors.  The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements.  Currently, the entire Board of Directors serves as the Audit Committee and the Valuation Committee.  The Board may establish additional committees in the future.  Unless approved by our Board of Directors, we will not permit our executive officers or directors to serve as officers, directors or principals of entities that operate in the same or related line of business as we do, other than investment funds, if any,  managed by the Adviser and its affiliates.

Board of Directors and Executive Officers

Under our articles, our directors are divided into three classes.  Each class of directors will hold office for a three-year term.  However, the initial members of the three classes have initial terms of one, two and three years, respectively.  At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.  Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Directors

Information regarding the Board of Directors is as follows:

Name	Age	Positions Held	Director Since	Expiration of Term
Independent Directors:
Steve Leach	51	Director	2013	2015	*
Ric Denton	70	Director	2013	2015

Interested Directors:
Randy Rush	60	Director, Chairman, CFO & Treasurer	2013	2016

*Mr. Leach’s term was set to expire at the 2014 annual meeting.  No annual meeting was held in 2014.  Therefore, Mr. Leach continues to serve until the 2015 annual meeting is held.

The address for each director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Positions Held
Eric Davis	36	President, CIO
Wendy Fisher	31	COO

The address for each executive officer who is not a director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Biographical Information

Eric Davis – President and Chief Investment Officer, age 36

Eric started in Wealth Management at NatCity Investments, a subsidiary of National City Bank, in 2000.  National City was the 8th largest bank in the country at that time.  He served NatCity Investments as a regional manager of an advisory group from 2003 – 2006 with principal responsibility for overseeing the investment management, retirement planning, asset allocation, and business development process for his team.  During this time his team won two distinct national awards for excellence.  In 2007 Eric moved to Colorado Springs and joined Integrity Bank & Trust’s Wealth Management Group.  Since that time he has been instrumental in the growth of the department from a local community bank and trust with $65 million in assets under management to a leader in alternative investments that serves RIA’s and clients nationally.  The Wealth Management Group now has over $270 million in assets under management.  Eric currently serves as Chair of the Integrity Wealth Management investment committee, overseeing investments, due diligence, strategy, and asset allocation for the group.  During the last five years the majority of the Wealth Management Group’s growth has been due to the committee’s expertise in sourcing, vetting, and monitoring alternative investments, the majority of which are income-producing collateralized investments.  This growth accelerated as Integrity Bank & Trust created a program for RIA’s in 2011 that includes some of the nation’s top financial advisors and advisory groups. In this program Integrity Bank & Trust serves as a custodian and offers due diligence as a service to RIA’s who are seeking high quality non-traditional investments as solutions for their clients’ portfolios.

Randall Rush – Director, Chairman of the Board, Treasurer and Chief Financial Officer, age 60

Randy is one of the founders of Integrity Bank & Trust, Monument, Colorado that was established August 11, 2003.  He is the Chairman of the Board, Executive Vice President and Senior Trust Officer of the Bank, and has held those positions since the Bank’s inception.  Mr. Rush is also a director and Secretary / Treasurer of Gemini Bancshares, Inc., the holding company for the Bank.  Randy has over 38 years of banking, investment and trust management experience.  Previously, he served as the Executive Vice President and Senior Trust Officer for the Smith County State Bank & Trust Company, acting as the head of the trust department and responsible for the management of the bank’s investment portfolio.  During his tenure from 1984 to 2003 at the Smith County State Bank & Trust, located in a rural Kansas community of 2,000 people, he successfully grew the trust department from assets under management of $10,000,000 to over $235,000,000.  Randy was active in the Kansas Banker’s Association serving as President of the KBA Trust Division and served on the Kansas Banker’s Association’s Governing Council and Board of Directors.  In addition, he was on the faculty of the Kansas/Nebraska schools of Trust and Financial Planning for ten years.  Randy received Masters of Business Administration from the University of Nebraska and a B.S. in Accounting from Ottawa University.

Steve Leach, Independent Director, age 51

Mr. Leach serves as CEO of WaterStone where his team helps givers develop and execute tax efficient giving strategies through various giving vehicles.  WaterStone manages $250 million of assets that will ultimately be deployed to thousands of causes close to the hearts of their clients.  Mr. Leach served as President of Acacia Strategic Advisors, a strategic consulting firm.  A key engagement while at Acacia was the launch of Vida Capital’s Longevity Fund where Steve served as the VP of Marketing and Business Development.  Prior leading Acacia, Steve served as Chief Executive Officer of NovaCentrix Corp, a nanotechnology products company from October 2005 through April 2008 when the company was sold. Steve joined NovaCentrix in late 2005 to drive the commercialization of the core materials and process technology into products for specific markets. Steve’s time with Dell culminated as a Director of Strategic Investments aligned with the venture capital arm of Dell Computer, Dell Ventures.  He also directed strategic marketing and business planning for Dell’s $8B Home and Small Business Product Group as well as Dell’s $3B Inspiron Product Group.  While at Dell, IBM and Compaq Computer, the teams he served built a number of businesses that delivered billion-dollar products and associated service revenues.  The skills he developed at these Fortune 500 companies provide him with a keen understanding of overall business strategy, market analysis and segmentation as well as technology planning and development.  His tenure at Dell gives him a fanatical approach to operational efficiency and technology utilization.  Mr. Leach graduated from Texas A&M University with a degree in Mechanical Engineering.

Ric Denton, Independent Director, age 70

Ric Denton is a Silicon Valley veteran with extensive experience in taking early-stage startups from conception to multi-million dollar organizations.  He has started three businesses and one non-profit.  Since 2011 he has served as the CEO of the Colorado Springs Technology Incubator (CSTI), where he assists startup clients with product development, funding, strategic partnerships, operational guidance and their go-to-market strategies.  Since coming to Colorado Springs in 2004, Dr. Denton continued his consulting activities in evaluating companies on behalf of venture capitalists.  Dedicated to serving the local community, he served three years as the Colorado Springs Chair of SCORE, where he counseled hundreds of start-up clients.  Dr. Denton holds a Ph.D. (1971) and M.S. (1968) in physics from the University of California in Santa Barbara.

Wendy Fisher – Operations Manager & Investment Committee Member, age 31

Wendy Fisher joined Integrity Bank & Trust in October 2007 as an Investment Analyst.  She graduated with distinction from the University of Minnesota with a BA in Political Science.  In March of 2010 she obtained her CERTIFIED FINANCIAL PLANNER™ certification.  She serves as Operations & Investment Manager of Integrity Bank & Trust’s Wealth Management Group.  Her primary responsibilities include managing the operations staff, overseeing custody, providing client and RIA reporting, as well as maintaining and monitoring all of the investment due diligence records.  Wendy also serves on the ALCO with responsibility to help set interest rates on deposits and to manage the allocation of investments of bank deposits for Integrity Bank.  She is an integral member of the Bank ALCO and Integrity Wealth Management investment committee and due diligence process.

L. Blaine Rush – Investment Committee Member, age 86

Blaine is a director and Chairman of Gemini Bancshares, Inc. and serves on Integrity Bank & Trust Bank’s Board of Directors, holding both of those positions since 2003.  Blaine is a retired banker with over 50 years’ experience in banking.  His banking experience includes serving as one of the principals involved in the purchase, management and operation of multiple banking institutions in Kansas.  In addition, he has also been very active in Lions Club International having served on the International Board of Directors for two years as a Director and for three years as a Board Appointee.  While on the Lions Club International finance committee, he was responsible for meeting with the finance minister of India and negotiated the use of India Lions Club dues for the benefit of supporting the Lions Club International organization.  He has also served as a member of the Board of Trustees of Ottawa University, Ottawa, Kansas.

Jeremiah Erickson – Investment Committee Member, age 34

Jeremiah has an MBA in Finance from the University of Colorado and a Certificate in Financial Planning from Boston University.  Jeremiah passed the CFP® exam in 2011, demonstrating his commitment to pursuing a high level of excellence in his field.  He has been working in Financial Services since 2010, after spending four years in several HR and Management positions for Fortune 500 companies.  Prior to joining Integrity Bank & Trust in 2012, Jeremiah was responsible for managing investments for a Registered Investment Advisory that managed approximately $100 million in assets.  Jeremiah is very active in his community as a member of a local church, serving on the Board of Directors for the Financial Planning Association of Southern Colorado, and serving as the treasurer for the Human Trafficking Task Force of Southern Colorado.

Brett Wyss – Investment Committee Member, age 36

Brett has been with Integrity Bank & Trust since August of 2004.  He currently serves as the Senior Loan Officer and manages the loan department.  He also manages a $50 Million loan portfolio.  Brett has developed underwriting criteria for Integrity Bank & Trust to include cash flow analysis, collateral analysis and business acumen of the bank’s borrowers.  Brett has extensive experience in loan collections and collateral liquidation and well as problem loan workouts.  Brett also serves on the Asset/Liability Committee where he helps set interest rates and mitigate interest rate risk for the bank.  Brett served on the El Paso County drainage board for six years (2007-2013) and was the board chair for the last two years.  Brett is a graduate of Wheaton College (2001) and received a Master’s Degree from National Louis University in Chicago (2003).  He is also a graduate of the University of Colorado’s Graduate School of Banking (2008).

Larry K. Dozier – Investment Committee Member, age 48

Larry is a Wealth Management Officer and owner at Integrity Bank & Trust.  Prior to joining Integrity Bank & Trust in 2005, Larry served 20 years in the Air Force, where he was primarily responsible for managing communication resources and mentoring cadets at the Air Force Academy.  Larry combines his background in the military with a broad range of financial understanding to provide his clients with a distinctively practical perspective on money management. Larry is an active member in the community and a highly motivating lecturer on financial independence.  He earned his MBA in 2012 from the University of Phoenix, his B.A. in Organizational Management from Colorado Christian University and in 2006 graduated from the School of Trust & Financial Services sponsored by the Kansas and Nebraska Bankers Association.  In October 2014 Larry expects to graduate from the American Bankers Association Graduate Trust School.

Family Relationships

Randy Rush and Wendy Fisher are father and daughter, and Blaine Rush is the father of Randy Rush.  Brett Wyss is the nephew of Randy Rush.

Audit Committee Financial Expert

Our Board of Directors currently serves as the Audit Committee and the Valuation Committee.  The Board of Directors has determined that Mr. Leach is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K.  Mr. Leach meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” as that term is defined in Section 2(a)(19) of the 1940 Act.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

Our Board of Directors has adopted a corporate code of ethics that applies to our executive officers.

A copy of the code of ethics has been posted on our website, available at www.integritycapitalincomefund.com.
Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC.  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended October 31, 2014, we believe that during the Company’s 2014 fiscal year all filing requirements applicable to our officers, directors and greater-than-10% stockholders were complied with, except as follows:  the Forms 3 due at the time the Company’s Form 10 became effective, on October 28, 2014, for Messrs. Rush, Davis, Leach and Denton, and for Mrs. Fisher, were filed late and the greater than 10% stockholders initial Forms 3 have not been filed.

Item 11.                          EXECUTIVE COMPENSATION

Compensation of Executive Officers

We have entered into Advisory Agreement, pursuant to which the Adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  This agreement is terminable by either party upon proper notice.  We pay the Adviser a fee for its investment advisory services under the Advisory Agreement consisting of two components:  (i) a base management fee, and (ii) an incentive fee.  We also reimburse the Adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Advisory Agreement, including an allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Our officers do not receive any compensation directly from us.  However, the principals and officers of the Adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the Adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under the Advisory Agreement.

Since inception of the Company, Mr. Rush has served as our Chief Financial Officer and Treasurer and Mr. Davis has served as out President, Chief Investment Officer and Chief Compliance Officer.  The compensation of our Messrs. Rush and Davis and Mrs. Fisher is paid by the Adviser and not allocated separately as an expense of the Company.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company.  However, the compensation payable to the Company’s Adviser pursuant to the Advisory Agreement has been separately approved by a majority of the independent directors.

Compensation Committee Report

None of our executive officers receive direct compensation from the Company, therefore, we have not included a Compensation Discussion and Analysis with respect to executive officer compensation upon which the Board consulted with management on.

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the fiscal year ended October 31, 2014.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation(2)	Total
Interested Directors
Randall Rush	$0	$0	$0

Independent Directors
Steven Leach	$3,750	$0	$3,750
Ric Denton	$3,750	$0	$3,750

(1)	For a discussion of the independent directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

We pay our independent directors (as well as our interested director) an annual fee of $3,000, payable quarterly.  Our independent directors also receive a fee of $750 for any regular or special meeting attended in person in excess of four meetings in any year.  The meeting fees for the first four meetings of a year are included within the annual retainer fee paid to the directors.

We reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf.

Under the Colorado Business Corporation Act and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

We have entered into indemnification agreements with our directors.  The indemnification agreements are intended to provide our directors the maximum indemnification permitted under the Colorado Business Corporation Act and the 1940 Act.  Each indemnification agreement is expected to provide that we shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding.  The indemnification agreements also require us to procure liability insurance coverage for our officers and directors.

We have secured insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company for any liability arising out of his actions, regardless of whether the Colorado Business Corporation Act would permit indemnification.  We have obtained liability insurance which became effective October 17, 2014.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 28, 2015, there were issued and outstanding 1,026,203 shares of our common stock.  The following table provides information regarding the beneficial ownership of our common stock as of January28, 2015 for (i) each shareholder whom we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.  In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of the Company’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership.  The business address for each of the Company’s officers and directors is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
5% Stockholders:
IBAT FBO: [name withheld] (5) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	150,000		14.62%
IBAT FBO: [name withheld] (5) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	131,560	(1)	12.82%
IBAT FBO: [name withheld] (5) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	107,780	(2)	10.50%
IBAT FBO: [name withheld] (5) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	76,287		7.43%
IBAT FBO: [name withheld] (5) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	56,200	(3)	5.48%

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Executive Officers and Directors:
Randall Rush	5,000	(4)	*
Steve Leach	0		0
Ric Denton	0		0
Eric Davis	0		0
Wendy Fisher	0		0
All directors and executive officers as a group (five persons)	5,000	(4)	*
* Less than 1%

(1)            Includes 105,760 shares held as tenants in common; 6,300 shares held by the wife's Self-Directed IRA; and 19,500 shares held by the husband's IRA.

(2)            Includes 72,430 shares held by individual and 35,350 shares held by the individual's IRA.

(3)            Includes 41,500 shares held by husband; 7,500 shares held as joint tenants with the right of survivorship; and 7,200 shares held by wife.

(4)            Includes 5,000 shares held by Mr. Rush’s IRA which were purchased in a common stock offering by the Company.

(5)        Integrity Bank and Trust holds these shares as nominee for the benefit of certain clients that, contractually require non-disclosure. None of these holders is affiliated with the Company or with each other.

As of December 31, 2014, we do not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock or compensation plans under which equity securities are offered.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Our Board of Directors will oversee our management.  The Board of Directors currently consists of three members, two of whom are not “interested persons” of the Adviser as defined in Section 2(a)(19) of the 1940 Act.  We refer to these individuals as our independent directors.  Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors.  The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements.

We have entered into the Advisory Agreement with the Adviser.  Randall Rush, our Chief Financial Officer and Chairman of the Board of Directors, is the Chairman of the Board, Executive Vice President, Senior Trust Officer and significant shareholder of the Adviser.  Eric Davis, our President and Chief Investment Officer, is also the Chair of the investment committee of the Wealth Management Group of the Adviser.  We have also entered into a license agreement with the Adviser, pursuant to which the Adviser has granted us a non-exclusive, royalty-free license to use the name “Integrity Capital.” In addition, pursuant to the terms of the Advisory Agreement, the Adviser provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, the Adviser’s senior investment professionals, Messrs. Rush and Davis, and the additional administrative personnel currently retained by the Adviser, do not serve as principals of other investment funds affiliated with the Adviser; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objectives similar to ours.  In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates.  Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with the Adviser.  However, in the event such conflicts do arise in the future, the Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other affiliate or client of the Adviser.  See “Risk Factors - Risks Relating to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Director Independence

The Company utilizes the definition of “independent” as it is set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules.  Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships).  Based on the foregoing criteria, Messrs. Leach and Denton are considered to be independent directors.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Service Fees

Our independent registered public accounting firm, McGladrey LLP (“McGladrey”) billed us aggregate fees in the amount of approximately $74,160 for services rendered for the audit of the quarter ended June 30, 2014 and the fiscal year ended October 31, 2014  These amounts were billed for professional services that McGladrey provided for the audit of our financial statements or interim balance sheet dated June 30, 2014 and October 31, 2014, review of the interim financial statements included in our registration statement on Form 10, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements since the Company’s inception.

Tax Fees

McGladrey did not bill us for tax fees for the fiscal year ended October 31, 2014.

All Other Fees

McGladrey did not bill us for any other fees for the fiscal year ended October 31, 2014.

Audit Committee’s Pre-Approval Practice.

The Company’s Board of Directors performs the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors unless the services meet certain de minimis standards.

The Board of Directors adopted resolutions that provided that the Board must:

Pre-approve all audit services that the auditor may provide to us (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(A) of the 1934 Act.

Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B)) of the 1934 Act that the auditors propose to provide to us or any of our subsidiaries.

The Board of Directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, the Adviser may present the request; in other cases, the auditors may present the request.  The Board of Directors approved McGladrey performing our audit for the interim period ended June 30, 2014 and for the fiscal year ended October 31, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT

The Financial Statements filed herewith are included commencing with the Index to Financial Statements with page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation*

3.2	By-laws*

10.2	Advisory Agreement between the Company and the Adviser*

10.2.1	Amendment to Advisory Agreement between the Company and the Adviser. Filed herewith.

10.3	License Agreement between the Company and the Adviser *

10.4	Form of Indemnification Agreement for Directors*

10.5	Custody Agreement between the Company and Integrity Bank & Trust*

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2015	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 30, 2015	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

	By:	/s/ Ric Denton
	Name:	Ric Denton
	Title:	Director

	By:	/s/ Steve Leach
	Name:	Steve Leach
	Title:	Director

Integrity Capital Income Fund, Inc.

Financial Statements

For the period from December 10, 2013 (Date of inception) through October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Integrity Capital Income Fund, Inc.

We have audited the accompanying statement of assets, liabilities and net assets, including the schedule of investments, of Integrity Capital Income Fund, Inc. (the Company) as of October 31, 2014, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from December 10, 2013 (date of inception) through October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrity Capital Income Fund, Inc. as October 31, 2014, and the results of its operations and its cash flows for the period from December 10, 2013 (date of inception) through October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

Denver, Colorado
 January 30, 2015

Integrity Capital Income Fund, Inc.

STATEMENT OF ASSETS, LIABILITIES AND NET ASSETS
AS OF OCTOBER 31, 2014

ASSETS:
Investments at fair value (cost $6,261,616)	$6,261,616
Cash and cash equivalents	900,185
Interest receivable	41,730
Deferred offering costs	31,593
Prepaid insurance	14,854

Total assets	$7,249,978

LIABILITIES:
Deferred loan origination fees income	$82,750
Due to Adviser, net	76,257
Income taxes payable	44,275

Total liabilities	203,282

Commitments and contingencies (Note 5)	-

NET ASSETS	$7,046,696

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 714,377 common shares issued and outstanding	$71
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-
Paid-in capital in excess of par value	7,143,699
Distributions in excess of net investment income	(97,074)

TOTAL SHAREHOLDERS' EQUITY	$7,046,696

Net asset value per share	$9.86

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2014

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	% of Net Assets

Debt Securities (United States)
All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	$500,000	$500,000	7.1%

Camel Parkwood, LLC	Real Estate	Promissory note ($3,257,500 par due 5/2017)	11.00%	Senior Secured	3,257,500	3,257,500	46.2%

TLC Fund 2012, LLC	Real Estate	Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	239,000	239,000	3.4%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	25.5%

Total debt securities					$5,796,500	$5,796,500	82.3%

Investment in other investment companies (United States)
			Shares
Aequitas WRFF I, LLC	Real Estate	Member Interest	500		$465,116	$465,116	6.6%

Total investments					$6,261,616	$6,261,616	88.9%

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM DECEMBER 10, 2013 (DATE OF INCEPTION) THROUGH OCTOBER 31, 2014

INVESTMENT INCOME:
Interest on investments	$225,334
Loan origination fees	14,750
Dividend and interest income	9,543

Total investment income	249,627

EXPENSES:
Organizational costs	134,947
Professional fees	92,391
Base management fees	54,192
Marketing expenses	9,380
Director fees	7,500
Custody fees	2,111
Insurance expense	646
Other expenses	31

Total expenses	301,198

Management fees waived (See Note 3)	(25,056)
Operating expenses reimbursed (See Note 3)	(177,030)

Net expenses	99,112

NET INVESTMENT INCOME	150,515

Income tax expense	44,275

NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$106,240

Per Common Share data:

Net investment income per common share - basic and diluted	$0.33
Earnings per common share - basic and diluted	$0.23
Weighted average shares of common stock outstanding - basic and diluted	462,647
Dividends and distributions declared per common share	$0.37
See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 10, 2013 (DATE OF INCEPTION) THROUGH OCTOBER 31, 2014

	Common Stock		Paid-in Capital in Excess of	Distributions in excess of net investment	Total Shareholders'
	Shares	Amount	Par Value	income	Equity

BALANCE — December 10, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	714,377	71	7,143,699	-	7,143,770
Net increase in shareholders' equity resulting from operations	-	-	-	106,240	106,240
Dividends ($0.37 per share)	-	-	-	(203,314)	(203,314)

BALANCE — October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$7,046,696
See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 10, 2013 (DATE OF INCEPTION) THROUGH OCTOBER 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in shareholders' equity resulting from operations	$106,240
Adjustments to reconcile net increase in shareholders' equity resulting from operations to net cash used in operating activities:
Purchase of investments	(6,261,616)
Change in assets and liabilities:
Prepaid insurance	(14,854)
Interest receivable	(41,730)
Deferred offering costs	(31,593)
Due to Adviser, net	76,257
Taxes payable	44,275
Deferred loan origination fees	82,750

Net cash used in operating activities	(6,040,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	7,143,770
Dividends paid	(203,314)

Net cash provided by financing activities	6,940,456

NET CHANGE IN CASH AND CASH EQUIVALENTS	900,185

CASH AND CASH EQUIVALENTS — Beginning of period	-

CASH AND CASH EQUIVALENTS — End of period	$900,185

Dividends declared and paid during the period	$(203,314)

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

1.	ORGANIZATION

Integrity Capital Income Fund, Inc. (the “Company”), an externally managed investment company was organized as a Colorado corporation on December 10, 2013 (Inception) and was initially funded on January 21, 2014 (commencement of operations).  The Company invests principally in debt, equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis is to identify companies with experienced management and positive cash flow from operations.

The Company is managed by Integrity Wealth Management, a division of Integrity Bank & Trust, a Colorado corporation (the “Adviser”), who also serves as the investment adviser and provides the Company with certain administrative services necessary to operate.

Effective, November 1, 2014, the Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X.  In the opinion of management, the financial statements reflect all adjustments and reclassifications consistently solely or normal accruals that are necessary for the fair presentation of financial results as of and for the period presented.

Use of Estimates

Financial statements prepared on a GAAP basis require the Adviser to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.  Investment valuation represents a significant estimate within these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

As part of the valuation process, the Adviser may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate its valuation.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by the Adviser, as described in Note 4. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company’s shares offered for sale.  The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statement of Assets, Liabilities and Net Assets.  The deferred offering costs will be amortized to expense over 12 months on a straight-line basis beginning with the period after the registration is effective (November 1, 2014).

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For period ended October 31, 2014, the Company earned interest income of $225,334. As of October 31, 2014, the Company had interest receivable of $41,730.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan. For the period ended October 31, 2014, the Company received loan origination fees of $97,500. These loan origination fees are capitalized and amortized over the life of the loan. For period ended October 31, 2014, total investment income included $14,750 of accretion of loan origination fees.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period ended October 31, 2014, the Company did not hold any investments with contractual PIK interest.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period ended October 31, 2014, the Company recorded dividend income of $9,543.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. There were no non-accrual loans held as of October 31, 2014.

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For period ended October 31, 2014, there were no loan sales.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes deferred tax assets to the extent that they are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.  As the Company has elected to be treated as a RIC beginning on November 1, 2014, there will not be any benefit to any deferred tax assets and thus a full valuation allowance has been recorded as of October 31, 2014.

Income tax expense (benefit) consists of the following for the period ended October 31, 2014:

Federal	$37,994
State	6,281
$44,275

Current	$44,275
Deferred	-
$44,275

The total provision for income taxes differs from the amount computed by applying the applicable statutory rates primarily due to state taxes and other differences as follows:

Expected at statutory rates	$51,175
State taxes	4,145
Effect of graduated rates	(11,045)
$44,275

The Company classifies estimated interest and penalties associated with uncertain tax positions, if any, as a component of tax expense.  There were no such interest and penalties estimated at October 31, 2014.

The Company currently has no unrecognized tax benefit.  There was no interest or penalties accrued at October 31, 2014.

The Company files federal and Colorado income tax returns.  All tax years since inception remain open to examination.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Dividends and distributions

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Recent accounting pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company is currently evaluating the impact this ASU will have on its financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its financial statements.

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, containing new guidance for fair valuing the financial assets and financial liabilities of a consolidate collateralized financing entity. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its financial statements.

3.	RELATED PARTY AND AGREEMENTS

Investment Advisory and Management Agreement

The Company pays the Adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and any incentive fees earned by the Adviser is ultimately borne by the common shareholders.

The base management fee (the “Base Fee”) is calculated at an annual rate of 1.5% of gross assets, which includes the use of leverage, if any. The Base Fee is payable quarterly in arrears, and is calculated based on the value of gross assets at the end of the most recently completed quarter, and appropriately adjusted for any equity capital raises or repurchases during the current quarter. The Base Fee for any partial month or quarter will be appropriately prorated.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

The Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year beginning January 1, 2014, and equals 20% of “Net Investment Income” above 7.5% for the year. “Net Investment Income” is defined as all income accrued during the year minus operating expenses, Base Management Fee and expenses paid under the Investment Advisory Agreement. Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income not yet received in cash. Net Investment Income does include any realized capital gains, realized capital losses, or unrealized capital depreciation. It does not include unrealized capital appreciation.

For the period ended October 31, 2014, the Adviser earned $54,192 in base management fees.  The Adviser has elected to waive management fees earned through June 30, 2014 in the amount of $25,056 for the period ended October 31, 2014.  The waived fees are not subject to the reimbursement. There was no Incentive Fee for the period ended October 31, 2014.

Custody Agreement

As compensation for the Adviser’s services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser.  The Adviser invoices the Company on a quarterly basis for the pro-rata portion of the annual amount, calculated as of the last business day of each quarter.  The property originally delivered to the Adviser, and earnings there from, together with any additional property delivered to the Adviser, and earnings there from, shall constitute the “Custodial Property.” For the period ended October 31, 2014, the Adviser earned $2,111 in custody fees.

Administration Agreement

Pursuant to the Advisory Agreement, the Adviser furnishes the Company with equipment and clerical, bookkeeping and record-keeping services, as well as certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our shareholders and reports filed with the SEC.  In addition, the Adviser assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.  The Company reimburses the Adviser for the allocable portion of overhead and other expenses incurred in performing its administrative obligations under the Advisory Agreement. The Adviser prepares and delivers statements documenting its expenses which are subject to reimbursement.

The Adviser has entered into an Operating Expense Limitation Agreement (“OELA”) with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess will be reimbursed by the Adviser.  The Adviser will be able to recoup these expenses over a period not to exceed three years.  The total amount of organization and operating expenses reimbursed by the Adviser for the period ended October 31, 2014 was $177,030. The Adviser will collect this amount over a period not to exceed three years, if the Company’s expense ratio is less than the 2.95% limit.  The Operating Expense Limitation Agreement remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed and the expiration date for recoupment.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	$55,091	October 31, 2017
	$177,030

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  As of October 31, 2014, $76,257 is payable to the Adviser for such reimbursements, net of the current operating expense waiver of $55,091.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's fair value accounting policies adhere to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  Topic ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

The Company invests in direct debt and equity securities that are not traded on a public market.  These securities are recorded at fair value as determined by the Company using the framework of Topic ASC 820.  In addition, the Company has adopted written guidelines for determining the fair value of its investments for reporting in the accompanying financial statements.  Under these guidelines, investment valuations are reviewed on a quarterly basis and investments without readily available market values are valued at fair value as determined by the Company.  In the absence of readily ascertainable market values, the Company uses valuation techniques consistent with the market, income and cost approaches, as prescribed by Topic ASC 820, in order to estimate the fair value of investments.  In all cases, the Company evaluates whether the valuation techniques used and the resultant fair value estimate is representative of what the most likely buyers of the company would also pay upon exit, and therefore, whether the value is deemed to be the price expected in an orderly transaction between market participants at the measurement date.

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of ASC 946, Financial Services — Investment Companies. As such the Company’s estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available.

The transaction price is typically the Company’s best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at October 31, 2014 had no readily available market value and are included in Level 3 of the fair value hierarchy.

The following tables present information about the Company’s assets measured at fair value on a recurring basis at October 31, 2014.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the period ended October 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Assets Measured at Fair Value on a Recurring Basis at October 31, 2014

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Investments:
Debt Securities	$-	$-	$5,796,500	$5,796,500
Investments in Other Investment Companies			465,116	465,116
Total	$-	$-	$6,261,616	$6,261,616

The Company estimates that it will receive liquidating distributions from its Other Investment Companies over a period consistent with the investee company’s estimated life plus available extension periods, which is 5 years from Final Close with two additional 18-month extensions available at the discretion of the GP.  For the investment in other investment companies, the Company will pay the management of such investment company an annual management fee of up to 0.75% of committed capital and an annual incentive compensation of up to 7.5% of the annual realized and unrealized net income.  The Company’s investment in other investment companies is stated at fair value, based on a subsequent transaction in which the Company redeemed its interest in its Other Investment Company. Accordingly, the investment in Other Investment Companies is classified as Level 3 in the ASC 820 fair value hierarchy.  The investment was redeemed in a subsequent market transaction as noted in Footnote 12.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Investment in Other Investment Companies	Total

Balance at December 10, 2013	$-	$-	$-
Purchases of investments	5,796,500	465,116	6,261,616
Balance at October 31, 2014	$5,796,500	$465,116	$6,261,616

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of all Level 3 investments held at October 31, 2014.

Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$5,796,500	Yield Analysis	Market Yield	11.0 – 13.0% (11.6%)
Investment in Other Investment Companies	$465,116	Subsequent Market Transaction	Redemption Price	$465,116

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company. The significant unobservable input used in the fair value measurement of the Company’s debt investments is market interest rates. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.  The Company valued its Investment in Other Investment Companies based on a subsequent market transaction that occurred effective December 31, 2014 and settled in cash on January 30, 2015 as noted in Footnote 12.

5.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has made commitments to invest in certain private equity funds totaling $500,000.  The Company has funded $465,116 of this total commitment, and thus has $34,884 remaining commitment as of October 31, 2014.  This investment was redeemed subsequent to fiscal year-end and thus no further commitment remains.

6.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the period ended October 31, 2014.

Period ended
October 31, 2014
Earnings per share – basic and diluted:
Net increase in shareholders’ equity resulting from operations	$106,240
Weighted average shares outstanding – basic and diluted	462,647
Earnings per share – basic and diluted	$0.23

7.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the date declared (record date). The following table summarizes the Company’s dividend declarations and distributions during the period from December 10, 2013 (Date of Inception) to October 31, 2014:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
5/25/2014	5/30/2014	$0.0625	$27,206.25
6/25/2014	6/26/2014	$0.0625	$27,206.25
7/25/2014	7/30/2014	$0.0625	$27,518.75
8/25/2014	8/29/2014	$0.0625	$39,211.06
9/25/2014	9/25/2014	$0.0625	$40,336.06
10/25/2014	10/25/2014	$0.0625	$41,836.06

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

8.	FINANCIAL HIGHLIGHTS

Per Share Data:	October 31, 2014

Net asset value at beginning of period	$-
Issuance of common stock	10.00
Net investment income	0.33
Net realized and unrealized gain (loss)	-
Net increase in shareholders’ equity	10.33
Shareholder dividends	(0.37)
Income tax expense	(0.10)
Net asset value at end of period	$9.86
Shares outstanding at end of period	714,377
Ratio/Supplemental Data:
Weighted average net assets at end of period	4,562,919

Total return based on net asset value	2.30%

Ratio of gross operating expenses to average net assets (1)	6.95%
Waived or reimbursed expenses (1)	-4.23%
Ratio of net operating expenses to average net assets (1)	2.72%

Ratio of net investment income to average net assets (1)	4.25%

(1)	The ratios have been annualized except for those expenses that are not recurring.

These financial highlights may not be indicative of the future performance of the Company.

9.	RISKS AND UNCERTAINTIES

The Company in the normal course of business makes investments in financial instruments where the risk of potential loss exists due to changes in the market (market risk), or failure or inability of the counterparty to a transaction to perform (credit and counterparty risk). See below for a detailed description of select principal risks.

Market Risk

Market risk is the company’s investments in financial instruments and derivatives expose it to various risks such as, but not limited to, interest rate, foreign currency, and equity. Interest rate risk is the risk that a fixed income investment's value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. Such changes usually affect securities inversely and can be reduced by diversifying (for example, investing in fixed- income securities with different durations) or hedging (for example, through an interest rate swap).

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

Equity Risk

Equity risk is the risk that the market values of equities, such as common stocks or equity related investments such as futures and options, may decline due to general market conditions, such as political or macroeconomic factors. Additionally, equities may decline in value due to specific factors affecting a related industry or industries. Equity securities and equity related investments generally have greater market price volatility than fixed income securities.

Credit and Counterparty Risk

The Company is exposed to credit risk to counterparties with whom it transacts with and also bears the risk of settlement default. The company may lose money if the issuer or guarantor of a fixed income security, or the counterparty to a derivative instrument contract, repurchase agreement or securities lending is unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. Securities are subject to varying degrees of credit risk, which are often reflected in credit ratings. The Company minimizes concentrations of credit risk by undertaking transactions with a diverse population of counterparties with a history of good credit quality. Further, the company manages counterparty risk by entering into appropriate legally enforceable master netting agreements, or similar agreements which include provisions for offsetting positions, collateral, or both in the event of counterparty default or nonperformance.

10.	INDEMNIFICATIONS

The Company has provided general indemnifications to the Adviser, any affiliate of the Adviser and any person acting on behalf of the Adviser or such affiliate when they act, in good faith, in the best interest of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	4/30/2014	7/31/2014	10/31/2014
Total investment income	$5,831	$105,581	$138,215
Net investment income	$(11,993)	$85,375	$77,133
Net increase in shareholders' equity resulting from operations	$(11,993)	$61,528	$56,705
Net increase in shareholders' equity resulting from operations per share (basic and diluted)	$(0.03)	$0.14	$0.09

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended October 31, 2014

12.	SUBSEQUENT EVENTS

For the purpose of issuing these financial statements, the Company evaluated events and transactions through and including January 30, 2015, the date the financial statements were issued.

Effective December 31, 2014, the Adviser, in the best interest of the Company made the decision and redeemed its investment in Aequitas WRFF I, LLC at fair value.  The Company retained the value of the income distributions previously received and per the withdrawal agreement the Company will not share in any income, gains, or losses, nor will the Company have any other rights as member following December, 31, 2014.  The Redemption of Interest Agreement was executed on January 22, 2015 and the funds of $465,116 were received by the Company on January 30, 2015.

On December 17, 2014, the Company made an investment through a loan agreement of $375,000 at 8% with Ajuebo, LLC. Additionally, the Company received warrants for 73,424 Class A Units of Ajuebo, LLC with a strike price of $1.64 per Class A Unit. On January 2, 2015, the Company made an investment through a loan agreement of $230,000 at 8% with TVO Capital Management, LLC.  Effective January 30, 2015, the Company sold $800,000 of its interest in its $3,257,500 Promissory Note in Camel Parkwood, LLC.

For the period from November 1, 2014 through January 30, 2015, the Company continued to pay its monthly dividend of $0.625 per share.

From November 1, 2014 to January 26, 2015, the Company sold 238,100 shares of our common stock at a price of $10.00 per share.  Effective January 27, 2015, the share price was increased to $10.01 and subsequently 73,726 shares were sold for a total of $738,000 of new capital invested through January 30, 2015.