Form 10-Q
period 2015-01-31
Integrity Capital Income Fund, Inc.
filed 2015-03-17
CIK 1598893

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-55277

INTEGRITY CAPITAL INCOME FUND, INC.
 (Exact name of the registrant as specified in its charter)

Colorado	46-4285184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13540 Meadowgrass Drive, Suite 100
Colorado Springs, Colorado 80921
 (Address of principal executive offices)

(719) 955-4801
Telephone number, including
Area code

(Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting Company ☐

There were 1,112,030 shares of the issuer's common stock, par value $0.0001, outstanding as of March  16, 2015.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies' abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•
the risks, uncertainties and other factors we identify in the sections entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended October 31, 2014 filed with the SEC on February 2, 2015 and elsewhere in this report and in our filings with the SEC.

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

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	January 31, 2015	October 31, 2014
	(unaudited)
ASSETS:
Investments at fair value (cost $7,116,500 and $6,261,616)	$7,207,143	$6,261,616
Cash and cash equivalents	3,042,689	900,185
Interest receivable	59,239	41,730
Deferred offering costs, net	23,695	31,593
Prepaid insurance	10,979	14,854
Due from Adviser, net	12,629	-
Total assets	$10,356,374	$7,249,978

LIABILITIES:
Deferred loan origination fees income	$107,625	$82,750
Due to Adviser, net	-	76,257
Income taxes payable	-	44,275

Total liabilities	$107,625	$203,282

Commitments and contingencies (Note 5)	-	-

NET ASSETS	$10,248,749	$7,046,696

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,026,203 and 714,377 common shares issued and outstanding	$103	$71
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	10,262,667	7,143,699
Distributions in excess of net investment income	(14,021)	(97,074)

TOTAL SHAREHOLDERS' EQUITY	$10,248,749	$7,046,696

Net asset value per share	$9.99	$9.86

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF JANUARY 31, 2015
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States)
Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	$500,000	$500,000	-	4.9%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	4.9%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	8.00%	Secondary Secured	375,000	336,239	(38,761)	3.3%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	4.9%

Camel Parkwood, LLC	Real Estate	Promissory note ($2,457,500 par due 5/2017)	11.00%	Senior Secured	2,457,500	2,457,500	-	24.0%

TLC Fund 2012, LLC	Real Estate	Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	254,000	250,414	(3,586)	2.4%

TVO Capital Management, LLC	Real Estate	Promissory note ($230,000 par due at Final Close)	8.00%	Secondary Secured	230,000	230,000	-	2.2%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	-	17.6%

Total debt securities					$6,616,500	$6,574,153	$(42,347)	64.1%

Equity Securities (United States)			Contracts
Ajubeo, LLC	Technology	Warrants	73,424		$-	121,931	121,931	1.2%

Total equity securities					$-	$121,931	$121,931	1.2%

Investment in other investment companies (United States)			Shares
Landmark Dividend Growth Fund - G LLC	Infrastructure	Member Interest	505,000		$500,000	511,059	11,059	5.0%

Total other investment companies					$500,000	$511,059	$11,059	5.0%

Total investments					$7,116,500	$7,207,143	$90,643	70.3%

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2014

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	% of Net Assets

Debt Securities (United States)
All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	$500,000	$500,000	7.1%

Camel Parkwood, LLC	Real Estate	Promissory note ($3,257,500 par due 5/2017)	11.00%	Senior Secured	3,257,500	3,257,500	46.2%

TLC Fund 2012, LLC		Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	239,000	239,000	3.4%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	25.5%

Total debt securities					$5,796,500	$5,796,500	82.3%

Investment in other investment companies (United States)
			Shares
Aequitas WRFF I, LLC	Real Estate	Member Interest	500		$465,116	$465,116	6.6%

Total other investment companies					$465,116	$465,116	4.5%

Total investments					$6,261,616	$6,261,616	88.9%

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Three months ended
	January 31, 2015	January 31, 2014
	(unaudited)	(unaudited)

INVESTMENT INCOME:
Interest on investments	$204,086	$-
Loan origination fees	11,125	-
Dividend income	5,304	-

Total investment income	220,515	-

EXPENSES:
Professional fees	88,243	-
Base management fees	31,252	-
Amortization of deferred offering costs	7,898
Marketing expenses	4,020	-
Custody fees	3,581	-
Insurance expense	3,875	-
Director fees	1,500	-
Organizational costs	-	83,027
Other expenses	382	-

Total expenses	140,751	83,027

Operating expenses reimbursed (Note 3)	(77,836)	(35,047)

Net expenses	62,915	47,981

NET INVESTMENT INCOME/ (LOSS)	157,600	(47,981)

REALIZED AND UNREALIZED GAIN (LOSS):
Net realized gain on investments	-	-
Net change in unrealized appreciation on investments	90,643	-

Net realized and unrealized gain (loss) on investments:	90,643

NET INCREASE/(DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$248,243	$(47,981)

Per Common Share data:

Net investment income/loss per common share - basic and diluted	$0.18	$(0.23)
Earnings per common share - basic and diluted	$0.29	$(0.23)
Weighted average shares of common stock outstanding - basic and diluted	859,302	204,770
Dividends and distributions declared per common share	$0.19	$-

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Paid-in Capital in Excess of Par	Distributions in excess of net investment	Total Shareholders'
	Shares	Amount	Value	income	Equity

For the period ended January 31, 2014 (unaudited)
BALANCE — December 10, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	267,800	28	2,677,972	-	2,678,000
Net decrease in shareholders' equity resulting from operations	-	-	-	(47,981)	(47,981)
Dividends ($0.0 per share)	-	-	-	-	-

BALANCE — January 31, 2014	267,800	$28	$2,677,972	$(47,981)	$2,630,019

For the three months ended January 31, 2015 (unaudited)
BALANCE — October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$7,046,696

Issuance of common stock	311,826	32	3,118,968	-	3,119,000
Net increase in shareholders' equity resulting from operations	-	-	-	248,243	248,243
Dividends ($0.19 per share)	-	-	-	(165,190)	(165,190)

BALANCE — January 31, 2015	1,026,203	$103	$10,262,667	$(14,021)	$10,248,749

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the three months ended
	January 31, 2015	January 31, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in shareholders' equity resulting from operations	$248,243	$(47,981)
Adjustments to reconcile net increase/(decrease) in shareholders' equity resulting from operations to net cash used in operating activities:
Purchase of investments	(2,120,000)	-
Net proceeds from investments	1,265,116	-
Net realized gain on investments	-	-
Net change in unrealized appreciation on investments	(90,643)	-
Amortization of deferred offering costs	7,898	-
Amortization of deferred loan origination fees	24,875	-
Change in assets and liabilities:
Due from Adviser, net	(12,629)	-
Prepaid insurance	3,875	-
Interest receivable	(17,509)	-
Due to Adviser, net	(76,257)	47,981
Taxes payable	(44,275)	-

Net cash used in operating activities	(811,306)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	3,119,000	2,678,000
Dividends paid	(165,190)	-

Net cash provided by financing activities	2,953,810	2,678,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,142,504	2,678,000

CASH AND CASH EQUIVALENTS — Beginning of period	900,185	-

CASH AND CASH EQUIVALENTS — End of period	$3,042,689	$2,678,000

`
Taxes, including excise tax, paid during the period	$(44,600)	$-
Dividends declared and paid during the period	$(165,190)	$-

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

1.	ORGANIZATION

Integrity Capital Income Fund, Inc. (the "Company"), an externally managed investment company was organized as a Colorado corporation on December 10, 2013 (Inception) and was initially funded on January 21, 2014 (commencement of operations). Effective, November 1, 2014, the Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company invests principally in debt, equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as "micro-cap companies."  The Company's primary emphasis is to identify companies with experienced management and positive cash flow from operations.

The Company is managed by Integrity Wealth Management, a division of Integrity Bank & Trust, a Colorado corporation (the "Adviser"), who also serves as the investment adviser and provides the Company with certain administrative services necessary to operate.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X.  In the opinion of management, the financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

Use of Estimates

Financial statements prepared on a GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.  Investment valuation represents a significant estimate within these financial statements.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

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

As part of the valuation process, management may take into account the following types of factors, if relevant, in determining the fair value of the Company's investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, management considers the pricing indicated by the external event to corroborate its valuation.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by management, as described in Note 4. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company's shares offered for sale.  The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statement of Assets, Liabilities and Net Assets.  The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the registration was effective (November 1, 2014).

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three months ended January 31, 2015, the Company earned interest income of $204,086. As of January 31, 2015 and October 31, 2014, the Company had interest receivable of $59,239 and $41,730, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan. For the periods ended January 31, 2015 and October 31, 2014, the Company received loan origination fees of $36,000 and $97,500, respectively. These loan origination fees are capitalized and amortized over the life of the loan. For the three months ended January 31, 2015, total investment income included $11,125 of accretion of loan origination fees.

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the periods ended January 31, 2015 and October 31, 2014, the Company did not hold any investments with contractual PIK interest.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended January 31, 2015, the Company recorded dividend income of $5,304.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were no non-accrual loans held as of January 31, 2015 or October 31, 2014.

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended January 31, 2015, there were partial loan sales to an unrelated third party of $800,000 of the Company's interest in its $3,257,500 Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from this partial loan sale.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company also has elected to be treated as a RIC under the Internal Revenue Code.  So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that is distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the financial statements of the Company.

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.2% of ordinary income for each calendar year, (ii) 98% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year (the "Excise Tax Avoidance Requirement").  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the positions are "more-likely-than-not" to be sustained by the applicable tax authority.  Tax positions not deemed to meet the "more-likely-than-not" threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes deferred tax assets to the extent that they are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.  As the Company has elected to be treated as a RIC beginning on November 1, 2014, there is no benefit to any deferred tax assets and thus a full valuation allowance was recorded as of October 31, 2014.  As a RIC, the Company was not a taxable entity for the period ended January 31, 2015 and thus no income tax expense (benefit) was recorded.

Income tax expense (benefit) consists of the following for the periods ended January 31, 2014:

January 31, 2014
Federal	$-
State	-
$-

Current	-
Deferred	-
$-

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

The total provision for income taxes differs from the amount computed by applying the applicable statutory rates primarily due to state taxes and other differences as follows for the periods ended January 31, 2014:

January 31, 2014
Expected at statutory rates	$-
State taxes	-
Effect of graduated rates	-
$-

The Company classifies estimated interest and penalties associated with uncertain tax positions, if any, as a component of tax expense.  There were no such interest and penalties estimated at January 31, 2014.

The Company currently has no unrecognized tax benefit.  There was no interest or penalties accrued at January 31, 2014.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

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

The base management fee (the "Base Fee") is calculated at an annual rate of 1.5% of gross assets, which includes the use of leverage, if any. The Base Fee is payable quarterly in arrears, and is calculated based on the value of gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter. The Base Fee for any partial month or quarter will be appropriately prorated.

The Incentive Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year beginning November 1, 2014, and equals 20% of "Net Investment Income" above 7.5% for the year. "Net Investment Income" is defined as all income accrued during the year minus operating expenses, Base Management Fee and expenses paid under the Investment Advisory Agreement. Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income not yet received in cash. Net Investment Income does include any realized capital gains, realized capital losses, or unrealized capital depreciation. It does not include unrealized capital appreciation.

For the three months ended January 31, 2015, the Adviser earned $31,252 in base management fees.  There was no Incentive Fee for the three months ended January 31, 2015 and January 31, 2014.

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser.  The Adviser invoices the Company on a quarterly basis for the pro-rata portion of the annual amount, calculated as of the last business day of each quarter.  The property originally delivered to the Adviser, and earnings there from, together with any additional property delivered to the Adviser, and earnings there from, shall constitute the "Custodial Property." For the three months ended January 31, 2015, the Adviser earned $3,581 in custody fees.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Administration Agreement

Pursuant to the Advisory Agreement, the Adviser furnishes the Company with equipment and clerical, bookkeeping and record-keeping services, as well as certain administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC.  In addition, the Adviser assists the Company in monitoring portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, providing support for risk management efforts and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.  The Company reimburses the Adviser for the allocable portion of overhead and other expenses incurred in performing its administrative obligations under the Advisory Agreement. The Adviser prepares and delivers statements documenting its expenses which are subject to reimbursement.

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years.  The total amount of organization and operating expenses within the limit and reimbursed by the Adviser for the three months ended January 31, 2015 was $77,836. Additional expenses in excess of the limit were incurred but not reimbursed, for which the Adviser will collect this amount over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit.  The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed and the expiration date for recoupment.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	$55,091	October 31, 2017
January 31, 2015	$77,836	January 1, 2018
	$254,866

The Company calculated a waiver amount of $35,047 as of January 31, 2014 for comparative purposes but this amount does not impact the actual amount and date of the original waiver that occurred on June 30, 2014 as noted above. Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  As of January 31, 2015, $12,629 is receivable from the Adviser for such reimbursements, net of the current operating expense waiver of $77,836.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's fair value accounting policies adhere to the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures.  Topic ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of ASC 946, Financial Services — Investment Companies. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available.

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at January 31, 2015 and October 31, 2014 had no readily available market value and are included in Level 3 of the fair value hierarchy.

The following tables present information about the Company's assets measured at fair value on a recurring basis at January 31, 2015 and October 31, 2014.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the periods ended January 31, 2015 and October 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

Assets Measured at Fair Value on a Recurring Basis at January 31, 2015

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at January 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Investments:
Debt Securities	$-	$-	$6,574,153	$6,574,153
Equity Securities			121,931	121,931
Investment in Other Investment Companies			511,059	511,059
Total	$-	$-	$7,207,143	$7,207,143

The Company estimates that it will receive liquidating distributions from its Other Investment Companies over a period consistent with the investee company's estimated life plus available extension periods, which is 3 years from the Effective Date with two additional 12-month extensions available at the discretion of the GP.  For the investment in other investment companies, the Company will pay the management of such investment company a monthly management fee based on the product of $65 and the number of Portfolio Assets then held by the investment company. The investment company specializes in the acquisition of real property rights to ground leases and easements primarily under infrastructure assets. The Company has fully funded its capital commitment to the investment company. The Company's investment in other investment companies is stated at fair value based on the underlying NAV as a practical expedient. Accordingly, the investment in Other Investment Companies is classified as Level 3 in the ASC 820 fair value hierarchy.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Assets Measured at Fair Value on a Recurring Basis at October 31, 2014

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Investments:
Debt Securities	$-	$-	$5,796,500	$5,796,500
Investment in Other Investment Companies			465,116	465,116
Total	$-	$-	$6,261,616	$6,261,616

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investment in Other Investment Companies	Total

Balance at December 10, 2013	$-	$-	$-	$-
Purchases of investments	5,796,500	-	465,116	6,261,616
Balance at October 31, 2014	$5,796,500	-	$465,116	$6,261,616
Purchases of investments	1,620,000	-	500,000	2,120,000
Sales of investments	(800,000)	-	(465,116)	(1,265,116)
Net unrealized gains/(losses)	(42,347)	121,931	11,059	90,643
Balance at January 31, 2015	$6,574,153	$121,931	$511,059	$7,207,143

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at January 31, 2015 and October 31, 2014.

		January 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$6,574,153	Yield Analysis	Market Yield	8.0 – 14.5% (11.8%)
Equity Securities	$121,931	Earnings Multiple	Market Comparables	$121,931

		October 31, 2014
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$5,796,500	Yield Analysis	Market Yield	11.0 – 13.0% (11.6%)
Investment in Other Investment Companies	$465,116	Subsequent Market Transaction	Redemption Agreement	$465,116

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company. The significant unobservable input used in the fair value measurement of the Company's debt investments is market interest rates. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan's effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.  The Company valued its Investment in Other Investment Companies as of October 31, 2014 based on a subsequent market transaction that occurred effective December 31, 2014 and settled in cash on January 30, 2015.

5.	COMMITMENTS AND CONTINGENCIES

 In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company has no such commitments outstanding at January 31, 2015 and had outstanding commitments of $34,884 as of October 31, 2014.

6.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three month periods ended January 31, 2015 and 2014.

	For the three months ended January 31,
	2015	2014
Earnings per share – basic and diluted:
Net increase/(decrease) in shareholders' equity resulting from operations	$248,243	$(47,981)
Weighted average shares outstanding – basic and diluted	859,302	204,770
Earnings per share – basic and diluted	$0.29	$(0.23)

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

7.	Dividends and Distributions

The Company's dividends and distributions are recorded on the date declared (record date). The following table summarizes the Company's dividend declarations and distributions during the period from November 1, 2014 to January 31, 2015:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2014	11/26/2014	$0.0625	$ 52,454.81
12/25/2014	12/29/2014	$0.0625	$ 53,204.81
1/26/2015	1/28/2015	$0.0625	$ 59,529.81

8.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the three months ended January 31, 2015	From inception (December 10, 2013) to January 31, 2014

Net asset value at beginning of period	$9.86	$-
Issuance of common stock	-	10.00
Net investment income/(loss) (2)	0.18	(0.23)
Net realized and unrealized gain (loss) (3)	0.11	-
Net increase in shareholders' equity	0.29	9.77
Accretive effect of share issuance above NAV	0.03	-
Shareholder dividends	(0.19)	-
Income tax expense	-	-
Net asset value at end of period	$9.99	$9.77
Shares outstanding at end of period	1,026,203	267,800
Ratio/Supplemental Data:
Weighted average net assets at end of period	8,530,784	2,050,455

Total return based on net asset value (4)	2.90%	-2.30%

Ratio of gross operating expenses to average net assets (1)	6.60%	4.05%
Waived or reimbursed expenses (1)	-3.65%	-1.71%
Ratio of net operating expenses to average net assets (1)	2.95%	2.34%
Ratio of net investment income/(loss) to average net assets (1)	7.39%	-2.34%

(1)	The ratios have been annualized except for those expenses that are not recurring, such as organizational costs.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
(4)
Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

These financial highlights may not be indicative of the future performance of the Company.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

9.	RISKS AND UNCERTAINTIES

The Company in the normal course of business makes investments in financial instruments where the risk of potential loss exists due to changes in the market (market risk), or failure or inability of the counterparty to a transaction to perform (credit and counterparty risk). See below for a detailed description of select principal risks.

Market Risk

Market risk is the company's investments in financial instruments and derivatives that expose it to various risks such as, but not limited to, interest rate, foreign currency, and equity. Interest rate risk is the risk that a fixed income investment's value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. Such changes usually affect securities inversely and can be reduced by diversifying (for example, investing in fixed- income securities with different durations) or hedging (for example, through an interest rate swap).

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended January 31, 2015
(unaudited)

11.         SUBSEQUENT EVENTS

For the purpose of issuing these financial statements, the Company evaluated events and transactions through the date the financial statements were issued.

On February 18, 2015, the Company made an investment of $400,000 through Class B membership interest in NCP 2014, LLC. On March 3, 2015 the Company made an investment of $150,000 through Class B membership interest in NCPGM Georgia, LLC.

The Company continued to pay its monthly dividend of $0.625 per share.

From February 1, 2015 to February 9, 2015, the Company sold 430,000 shares of our common stock at a price of $10.03 per share.  Effective February 9, 2015, the share price was increased to $10.15 and subsequently 42,956 shares were sold for a total of $436,000 of new capital invested.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this quarterly report and our 2014 Annual Report on Form 10-K for the year ended October 31, 2014.

Overview

We were incorporated on December 10, 2013 under the laws of the State of Colorado.  We are externally managed and have elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. We must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in "eligible portfolio companies." Under the relevant SEC rules, the term "eligible portfolio company" includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but no longer meet the definition.

We invest principally in debt securities and equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  We expect that the debt securities will generally be collateralized by the assets of the company and will carry a market rate of interest.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees.  Any such fees will be generated in connection with our investments and recognized as earned.

Results of Operations

Revenues.  We generated revenue of $220,515 during the quarter ended January 31, 2015.  This included $204,086 in interest on investments, $11,125 in revenue recognized from origination fees and $5,304 in dividend income.  In addition the Company generated $36,000 as origination fees related to portfolio investments which are being amortized over the remaining eight month life of the loan.

A comparison of revenues for the quarter ended January 31, 2015 to the same period in 2014 is not meaningful since the Company had only recently commenced operations and had no revenues during the January 31, 2014 fiscal quarter.

Expenses.  During the quarter ended January 31, 2015, the Company had expenses of $140,751, consisting of: (i) amortization of offering costs of $7,898; (ii) legal fees of $34,418; (iii) professional fees of $53,825; (iv) base management fees of $31,252, (v) directors' fees of $1,500; (vi) marketing fees of $4,020; (vii) custody fees of $3,581; (viii) insurance expenses of $3,875; and (ix) miscellaneous expenses of $382.

During the quarter ended January 31, 2014, the Company had expenses of $83,027, consisting of offering costs of $83,027.

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years. The total amount of organization and operating expenses within the limit and reimbursed by the Adviser for the quarter ended January 31, 2015 was $77,836.  Additional expenses in excess of the limit were incurred but not reimbursed, for which the Adviser will collect this amount over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser. The Company calculated the total amount of organization expenses to be reimbursed by the Advisor at January 31, 2014 as $35,047. However, we note that this amount was determined for comparison purposes and did not impact the actual amount waived in prior periods as presented in the 10-Q.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.

Financial condition, liquidity and capital resources.

We received $3,119,000 from the net proceeds of sales of the Company's common stock during the quarter ended January 31, 2015.  We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of January 31, 2015, we were approximately 70% invested, compared to 89% invested at October 31, 2014.  We had cash resources of $3,042,689, which is an increase of 238% over cash resources held on October 31, 2014.  We had no indebtedness as of January 31, 2015.  As of January 31, 2015, the balance of the deferred offering costs was $23,695, which is being amortized on a straight-line basis over 12 months.  As of January 31, 2015, the balance of organization and operating expenses subject to the OELA was $254,866.  For the period from and including February 1, 2015 through February 8, 2015, the Company received additional net proceeds from the sale of common stock of $430,000 at a price of $10.03 per share. For the period from and including February 9, 2015 through March 2, 2015, the Company received additional net proceeds from the sale of our common stock of $436,000 at a price of $10.15 per share.

As of January 31, 2015, our investments included:  (i) two secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with warrants for 5% of the outstanding equity of the Company; (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%, (iv) a secured promissory note at 65% loan to value bearing an interest rate of 11%, (v) a promissory note secured by tax liens bearing an 11.5% interest rate, (vi) a secured promissory note bearing an 8% interest rate; and (vii) a secured promissory note at 67% loan to value bearing an interest rate of 13%.

The Company also holds membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual dividends at a rate of 7%.  The Company closed two more portfolio investment on February 18, 2015 and March 3, 2015.  The portfolio investments are for $400,000 and $150,000 in Class B membership interest in two LLC's.  Our cash resources are held in depository accounts at First Republic Bank.  We currently have no investments in debt or equity securities of public companies.

As of January 31, 2015, we had net assets of $10,248,749 and, based on 1,026,203 shares of common stock outstanding, a net asset value per common share of $9.99.  This represents an increase of 45% in net assets as compared to October 31, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a significant portion of the proceeds from the sale of common stock has been invested in debt instruments of our target portfolio companies, our only current market risk exposure relates to fluctuations in interest rates and credit risks. Pending investment in target portfolio companies, our cash is invested in cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company's financial reports and the Board of Directors.

Our President, Eric Davis, and our Chief Financial Officer, Randall Rush, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report on Form 10-Q (the "Evaluation Date").  Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company had no sales of equity securities during the period covered by this report, and since the end of the first fiscal quarter, that were not registered under the Securities Act and not previously reported in: (i) the Company's Form 10-K; or (ii) a Current Report on Form 8-K.

Item 6.      EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation*
3.2	By-laws*
10.2.1	Amendment to Advisory Agreement between the Company and the Adviser**
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.
**Incorporated by reference from Form 10-K filed February 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2015	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director