Form 10-Q
period 2015-04-30
Integrity Capital Income Fund, Inc.
filed 2015-06-15
CIK 1598893

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

There were 1,237,173 shares of the issuer's common stock, par value $0.0001, outstanding as of June 15, 2015.

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
i

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED April 30, 2015

CONTENTS

PART I – Financial Information	2

Item 1. Financial Statements	2

Statements of Assets, Liabilities and Net Assets as of April 30, 2015 (unaudited) and October 31, 2014	2

Schedules of Investments as of April 30, 2015 (unaudited) and October 31, 2014	3

Statements of Operations for the three and six months ended April 30, 2015 (unaudited) and for the period December 10, 2013 through April 30, 2014 (unaudited)	5

Statements of Changes in Shareholders' Equity for the six months ended April 30, 2015 (unaudited) and for the period December 10, 2013 through April 30, 2014 (unaudited)	6

Statements of Cash Flows for the six months ended April 30, 2015 (unaudited) and for the period December 10, 2013 through April 30, 2014 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II – Other Information	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS:
Investments at fair value (cost $9,136,300 and $6,261,616)	$9,340,844	$6,261,616
Cash and cash equivalents	2,415,998	900,185
Interest receivable	101,491	41,730
Deferred offering costs, net	15,797	31,593
Prepaid insurance	7,104	14,854
Total assets	$11,881,234	$7,249,978

LIABILITIES:
Deferred loan origination fees income	$83,000	$82,750
Due to Adviser, net	62,769	76,257
Income taxes payable	-	44,275
Total liabilities	$145,769	$203,282

Commitments and contingencies (Note 5)	-	-

NET ASSETS	$11,735,465	$7,046,696

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,165,597 and 714,377 common shares issued and outstanding	$117	$71
Paid-in capital in excess of par value	11,672,353	7,143,699
Accumulated (over)/under distributed net investment income	62,995	(97,074)

TOTAL SHAREHOLDERS' EQUITY	$11,735,465	$7,046,696

Net asset value per share	$10.07	$9.86

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF APRIL 30, 2015
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States)
Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	$500,000	$500,000	-	4.3%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	4.3%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.6%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	8% (PIK)	Secondary Secured	375,000	342,245	(32,755)	2.9%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	4.3%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	-	15.3%

Camel Parkwood, LLC	Real Estate	Promissory note ($2,457,500 par due 5/2017)	11.00%	Senior Secured	2,457,500	2,457,500	-	20.9%

TLC Fund 2012, LLC	Real Estate	Promissory note ($554,000 par due 5/2018)	11.50%	Secondary Secured	554,000	546,635	(7,365)	4.7%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($787,000 par due at Final Close)	8.00%	Secondary Secured	787,000	787,000	-	6.7%

TVO Capital Management, LLC - Riverchase	Real Estate	Promissory note ($400,000 par due at Final Close)	8.00%	Secondary Secured	400,000	400,000	-	3.4%

Total debt securities					$7,948,500	$7,908,380	$(40,120)	67.4%

Equity Securities (United States)			Contracts
Ajubeo, LLC	Technology	Warrants	73,424		$-	169,217	169,217	1.4%

Total equity securities					$-	$169,217	$169,217	1.4%

Investments in Partnership interests (United States)			Ownership %
NCP 2014, LLC	Real Estate	Member Interest	40%		$400,000	403,286	3,286	3.4%

NCPGM Georgia, LLC	Real Estate	Member Interest	40%		287,800	339,463	51,663	2.9%

Total equity securities					$687,800	$742,749	$54,949	6.3%

Investment in other investment companies (United States)			Shares
Landmark Dividend Growth Fund - G LLC	Infrastructure	Member Interest	505,000		$500,000	520,498	20,498	4.4%

Total other investment companies					$500,000	$520,498	$20,498	4.4%

Total investments					$9,136,300	$9,340,844	$204,544	79.6%

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2014

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	% of Net Assets

Debt Securities (United States)
All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	$500,000	$500,000	7.1%

Camel Parkwood, LLC	Real Estate	Promissory note ($3,257,500 par due 5/2017)	11.00%	Senior Secured	3,257,500	3,257,500	46.2%

TLC Fund 2012, LLC		Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	239,000	239,000	3.4%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	25.5%

Total debt securities					$5,796,500	$5,796,500	82.3%

Investment in other investment companies (United States)
			Shares
Aequitas WRFF I, LLC	Real Estate	Member Interest	500		$465,116	$465,116	6.6%

Total other investment companies					$465,116	$465,116	4.0%

Total investments					$6,261,616	$6,261,616	88.9%

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Three months ended		Six months ended	From December 10, 2013 (inception) to
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME:
Interest on investments	$222,828	$5,806	$426,914	$5,806
Loan origination fees	24,625	-	35,750	-
Dividend income	8,191	25	13,495	25

Total investment income	255,644	5,831	476,159	5,831

EXPENSES:
Professional fees	64,918	5,000	153,161	5,000
Base management fees	41,286	9,307	72,538	9,307
Amortization of deferred offering costs	7,898	-	15,796	-
Marketing expenses	4,020	1,340	8,040	1,340
Custody fees	5,125	-	8,706	-
Insurance expense	3,875	-	7,750	-
Director fees	3,000	5,250	4,500	5,250
Organizational costs	-	91,643	-	174,670
Other expenses	43	-	425	-

Total expenses	130,165	112,540	270,916	195,567

Management fees waived (Note 3)	-	(9,307)	-	(9,307)
Operating expenses reimbursed (Note 3)	(49,943)	(93,072)	(127,779)	(128,119)

Net expenses	80,222	10,161	143,137	58,141

NET INVESTMENT INCOME/ (LOSS)	175,422	(4,330)	333,022	(52,310)

REALIZED AND UNREALIZED GAIN (LOSS):
Net change in unrealized appreciation on investments	113,901	-	204,544	-

Net realized and unrealized gain (loss) on investments:	113,901		204,544

NET INCREASE/(DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$289,323	$(4,330)	$537,566	$(52,310)

Per Common Share data:

Net investment income/loss per common share - basic and diluted	$0.16	$(0.01)	$0.31	$(0.15)
Earnings per common share - basic and diluted	$0.26	$(0.01)	$0.50	$(0.15)
Weighted average shares of common stock outstanding - basic and diluted	1,115,545	359,384	1,070,134	343,161
Dividends and distributions declared per common share	$0.19	$-	$0.38	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Paid-in Capital in Excess of Par	Accumulated (over)/under distributed net investment	Total Shareholders'
	Shares	Amount	Value	income	Equity

For the period ended April 30, 2014 (unaudited)
BALANCE — December 10, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	417,300	43	4,172,957	-	4,173,000
Net decrease in shareholders' equity resulting from operations	-	-	-	(52,310)	(52,310)

BALANCE — April 30, 2014	417,300	$43	$4,172,957	$(52,310)	$4,120,690

For the six months ended April 30, 2015 (unaudited)
BALANCE — October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$7,046,696

Issuance of common stock	451,220	46	4,528,654	-	4,528,700
Net increase in shareholders' equity resulting from operations	-	-	-	537,566	537,566
Dividends ($0.38 per share)	-	-	-	(377,497)	(377,497)

BALANCE — April 30, 2015	1,165,597	$117	$11,672,353	$62,995	$11,735,465

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the six months ended	From December 10, 2013 (inception) to
	April 30, 2015	April 30, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in shareholders' equity resulting from operations	$537,566	$(52,310)
Adjustments to reconcile net increase/(decrease) in shareholders' equity resulting from operations to net cash used in operating activities:
Purchase of investments	(4,139,800)	(500,000)
Net proceeds from investments	1,265,116	-
Net change in unrealized appreciation on investments	(204,544)	-
Amortization of deferred offering costs	15,796	-
Amortization of deferred loan origination fees	(35,750)	-
Change in assets and liabilities:
Prepaid insurance	7,750	-
Interest receivable	(59,761)	-
Due to Adviser, net	(13,488)	(71,530)
Taxes payable	(44,275)	-
Accounts payable	-	39,724
Deferred loan origination fees	36,000	19,875

Net cash used in operating activities	(2,635,390)	(564,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	4,528,700	4,173,000
Dividends paid	(377,497)	-

Net cash provided by financing activities	4,151,203	4,173,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,515,813	3,608,759

CASH AND CASH EQUIVALENTS — Beginning of period	900,185	-

CASH AND CASH EQUIVALENTS — End of period	$2,415,998	$3,608,759

Taxes, including excise tax, paid during the period	$(44,600)	$-
Dividends declared and paid during the period	$(377,497)	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

1.	ORGANIZATION

Integrity Capital Income Fund, Inc. (the "Company"), an externally managed investment company was organized as a Colorado corporation on December 10, 2013 (Inception) and was initially funded on January 21, 2014 (commencement of operations). Effective November 1, 2014, the Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company invests principally in debt, equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as "micro-cap companies."  The Company's primary emphasis is to identify companies with experienced management and positive cash flow from operations.

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
Period Ended April 30, 2015
(unaudited)

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

Both debt securities in TVO Capital Management, LLC ("TVO") are interim loans to assist with pursuit costs and out-of-pocket due diligence expenses related to real estate transactions.  If the property acquisitions are unsuccessful, TVO shall repay such interim loan upon demand.  If the property acquisitions are successful, TVO shall repay such interim loan's interest and the principal will convert to GP equity upon Final Close of each respective transaction.

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company's shares offered for sale.  The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statements of Assets, Liabilities and Net Assets.  The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the Company's registration under the Securities and Exchange Act of 1934 was effective (November 1, 2014).

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and six months ended April 30, 2015, the Company earned interest income of $222,828 and $426,914, respectively. As of April 30, 2015 and October 31, 2014, the Company had interest receivable of $101,491 and $41,730, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan. For the periods ended April 30, 2015 and October 31, 2014, the Company received loan origination fees of $36,000 and $97,500, respectively. These loan origination fees are capitalized and amortized over the life of the loan. For the three and six months ended April 30, 2015, total investment income included $24,625 and $35,750 of accretion of loan origination fees, respectively.

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period ended October 31, 2014, the Company did not hold any investments with contractual PIK interest. For the period ended April 30, 2015, the Company held one investment, Ajubeo, Inc., with contractual PIK interest. As of April 30, 2015 the balance of accrued PIK interest related to this investment was $11,250.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended April 30, 2015, the Company recorded dividend income of $8,191 and $13,495, respectively.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were no non-accrual loans held as of April 30, 2015 or October 31, 2014.

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended April 30, 2015 there were no partial loan sales. For the six months ended April 30, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $800,000 of the Company's interest in its $3,257,500 Promissory Note in Camel Parkwood, LLC, respectively. There was no gain or loss resulting from this partial loan sale.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company intends to elect to be treated as a RIC under the Internal Revenue Code beginning with the tax year ending October 31, 2015.  Such election will be made upon the filing of the Company's first federal tax return for RIC purposes.  In order to qualify as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that is distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the financial statements of the Company.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes deferred tax assets to the extent that they are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.  As the Company has elected to be treated as a RIC beginning on November 1, 2014, there is no benefit to any deferred tax assets and thus a full valuation allowance was recorded as of October 31, 2014.  As a RIC, the Company was not a taxable entity for the period ended April 30, 2015 and thus no income tax expense (benefit) was recorded.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Income tax expense (benefit) consists of the following for the periods ended April 30, 2014:

April 30, 2014
Federal	$-
State	-
$-

Current	-
Deferred	-
$-

The total provision for income taxes differs from the amount computed by applying the applicable statutory rates primarily due to state taxes and other differences as follows for the periods ended April 30, 2014:

April 30, 2014
Expected at statutory rates	$-
State taxes	-
Effect of graduated rates	-
$-

The Company classifies estimated interest and penalties associated with uncertain tax positions, if any, as a component of tax expense.  There were no such interest and penalties estimated at April 30, 2014.

The Company currently has no unrecognized tax benefit.  There was no interest or penalties accrued at April 30, 2014.

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
Period Ended April 30, 2015
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

In May 2015, the Financial Accounting Standard's Board ("FASB") accepted FASB update 2015-07 "Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)." This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although FASB update 2015-07 ("the amendment") is scheduled to go into effect in December 2015, early adoption is permitted for fiscal periods ending prior to that date.

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

For the three and six months ended April 30, 2015, the Adviser earned $41,286 and $72,538, respectively, in base management fees.  For the three months ended April 30, 2014 and the period December 10, 2013 through April 30, 2014, the Advisor earned $9,307 in base management fees.  There was no Incentive Fee for the six months ended April 30, 2015 and April 30, 2014.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser.  The Adviser invoices the Company on a quarterly basis for the pro-rata portion of the annual amount, calculated as of the last business day of each quarter.  The property originally delivered to the Adviser, and earnings there from, together with any additional property delivered to the Adviser, and earnings there from, shall constitute the "Custodial Property." For the three month and six months ended April 30, 2015, the Adviser earned $5,125 and $8,706, respectively, in custody fees.  There were no custody fees incurred for the three months ended April 30, 2014 and the period December 10, 2013 through April 31, 2014.

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

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years.  The total amount of organization and operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the quarter ended April 30, 2015 was $49,943.  Such expenses reimbursed by the Adviser each quarter will be subject to collection by the Adviser over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed and the expiration date for recoupment.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	$55,091	October 31, 2017
January 31, 2015	$77,836	January 31, 2018
April 30, 2015	$49,943	April 30, 2018
	$304,809

The Company calculated a reimbursed amount of $128,119 for the period December 10, 2013 through April 30, 2014 for comparative purposes but this amount does not impact the actual amount and date of the original reimbursed amount that occurred on June 30, 2014 as noted above. Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  As of April 30, 2015, $62,769 is due to the Adviser for such reimbursements, net of the current operating expense deferral of $49,943.  As of October 31, 2014, $76,257 was due to the Adviser for such reimbursements, net of $9,307 of management fees waived and $93,072 of operating expenses reimbursed.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

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

Level 1 -Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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
Period Ended April 30, 2015
(unaudited)

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

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at April 30, 2015 and October 31, 2014 had no readily available market value and are included in Level 3 of the fair value hierarchy.

The following tables present information about the Company's assets measured at fair value on a recurring basis at April 30, 2015 and October 31, 2014.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the periods ended April 30, 2015 and October 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Assets Measured at Fair Value on a Recurring Basis at April 30, 2015

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at April 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Investments:
Debt Securities	$-	$-	$7,908,380	$7,908,380
Equity Securities	-	-	169,217	169,217
Investments in Partnership Interests	-	-	742,749	742,749
Investment in Other
Investment Companies	-	-	520,498	520,498
Total	$-	$-	$9,340,844	$9,340,844

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at December 10, 2013	$-	$-	$-	$-	$-
Purchases of investments	5,796,500	-	-	465,116	6,261,616
Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	2,952,000	-	687,800	500,000	4,139,800
Sales of investments	(800,000)	-	-	(465,116)	(1,265,116)
Net unrealized gains/(losses)	(40,120)	169,217	54,949	20,498	204,544
Balance at April 30, 2015	$7,908,380	$169,217	$742,749	$520,498	$9,340,844

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at April 30, 2015 and October 31, 2014.

April 30, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$7,908,380	Yield Analysis	Market Yield	8.0 - 14.5% (11.6%)
Equity Securities	$169,217	Earnings Multiple	Market Comparables	$169,217
Investments in Partnership Interests	$742,749	Income Approach	Capitalization Rate	8.4 - 8.8% (8.6%)
Investment in Other Investment Companies	$520,498	Pro-rata share of net assets	Underlying NAV	$520,498

October 31, 2014
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$5,796,500	Yield Analysis	Market Yield	11.0 - 13.0% (11.6%)
Investment in Other Investment Companies	$465,116	Subsequent Market Transaction	Redemption Agreement	$465,116

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

5.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company has no such commitments outstanding at April 30, 2015 and had outstanding commitments of $34,884 as of October 31, 2014.

6.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three and six month periods ended April 30, 2015 and 2014.

	For the three months ended April 30,		For the six months ended April 30,
	2015	2014	2015	2014
Earnings per share – basic and diluted:
Net increase/(decrease) in shareholders' equity resulting from operations	$289,323	$(4,330)	$537,566	$(52,310)
Weighted average shares outstanding – basic and diluted	1,115,545	359,384	1,070,134	343,161
Earnings per share – basic and diluted	$0.26	$(0.01)	$0.50	$(0.15)

7.	Dividends and Distributions

The Company's dividends and distributions are recorded on the date declared (record date). The following table summarizes the Company's dividend declarations and distributions during the six months ended April 30, 2015:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2014	11/26/2014	$0.0625	$ 52,454.81
12/25/2014	12/29/2014	$0.0625	$ 53,204.81
1/26/2015	1/28/2015	$0.0625	$ 59,529.81
2/25/2015	2/26/2015	$0.0625	$ 69,501.90
3/25/2015	3/26/2015	$0.0625	$ 70,263.60
4/25/2015	4/28/2015	$0.0625	$ 72,541.92

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

8.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the six months ended April 30, 2015	From December 10, 2013 (inception) to April 30, 2014

Net asset value at beginning of period	$9.86	$-
Issuance of common stock	-	10.00
Net investment income/(loss) (2)	0.31	(0.15)
Net realized and unrealized gain (loss) (3)	0.19	-
Net increase in shareholders' equity	0.50	9.85
Accretive effect of share issuance above NAV	0.09	-
Shareholder dividends	(0.38)	-
Income tax expense	-	-
Net asset value at end of period	$10.07	$9.85
Shares outstanding at end of period	1,165,597	417,300
Ratio/Supplemental Data:
Weighted average net assets at end of period	9,704,175	3,405,217

Total return based on net asset value (4)	5.90%	-1.50%

Ratio of gross operating expenses to average net assets (1)	5.58%	11.49%
Waived or reimbursed expenses (1)	-2.63%	-9.15%
Ratio of net operating expenses to average net assets (1)	2.95%	2.34%
Ratio of net investment income/(loss) to average net assets (1)	6.86%	-3.07%

(1)	The ratios have been annualized except for those expenses that are not recurring, such as organizational costs.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
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
Period Ended April 30, 2015
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

As the Company currently holds one investment with PIK interest, we note that the higher interest rate on PIK securities reflects the payment deferral and increased credit risk associated with such instruments. Such investments generally represent a significantly higher credit risk than coupon loans. We note that even if accounting conditions were met, the borrower could still default when the Fund's actual collection is supposed to occur at the maturity of the obligation. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of associated collateral.  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. PIK securities also create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Fund for these fees.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended April 30, 2015
(unaudited)

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

On May 5, 2015, the Company made an additional investment of $50,000 through a promissory note with TVO Capital Management - Riverchase. On May 7, 2015, the Company entered into a participation certificate and agreement in which it purchased $2,265,900 of a loan with eCOS, LLC.  On May 8, 2015, the Company transferred $575,000 to eCOS, LLC. On May 28, 2015, the Company made an investment of $800,000 through a promissory note with Subsentio, LLC.

On June 1, 2015, the Company's loan with Brighton East Land, LLC was closed and paid in full in the amount of $1,814,950, of which $14,950 related to interest.

The Company continued to pay its monthly dividend of $0.625 per share.

From May 1, 2015 to June 15, 2015, the Company sold 71,576 shares of our common stock at a price of $10.15 per share for a total of $726,500 of new capital invested.

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

Results of Operations

Revenues.   We generated revenue of $255,644 during the three months ended April 30, 2015.  This included $222,828 in interest on investments, $24,625 in revenue recognized from origination fees and $8,191 in dividend income.

We generated revenue of $476,159 during the six months ended April 30, 2015.  This included $426,914 in interest on investments, $35,750 in revenue recognized from origination fees and $13,495 in dividend income.

For the comparable three and six months ended April 30, 2014, we generated revenue of $5,831.  This included $5,806 in interest on investments and $25 in dividend income.

Expenses.  During the three months ended April 30, 2015, the Company had expenses of $130,165, consisting of: (i) amortization of offering costs of $7,898; (ii) legal fees of $31,893; (iii) other professional fees of $33,025; (iv) base management fees of $41,286, (v) directors' fees of $3,000; (vi) marketing expenses of $4,020; (vii) custody fees of $5,125; (viii) insurance expenses of $3,875; and (ix) miscellaneous expenses of $43. During the six months ended April 30, 2015, the Company had expenses of $270,916, consisting of: (i) amortization of offering costs of $15,796; (ii) legal fees of $66,311; (iii) other professional fees of $86,850; (iv) base management fees of $72,538, (v) directors' fees of $4,500; (vi) marketing expenses of $8,040; (vii) custody fees of $8,706; (viii) insurance expenses of $7,750; and (ix) miscellaneous expenses of $425.

During the three months ended April 30, 2014, the Company had expenses of $112,540, consisting of (i) professional fees of $5,000; (ii) base management fees of $9,307; (iii) directors fees of $5,250; (iv) marketing expenses of $1,340; and (v) organization costs of $91,643. During the period ended April 30, 2014, the Company had expenses of $195,567, consisting of (i) professional fees of $5,000; (ii) base management fees of $9,307; (iii) directors fees of $5,250; (iv) marketing expenses of $1,340; and (v) organization costs of $174,670.

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years. The total amount of organization and operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the quarter ended April 30, 2015 was $49,943.  Such expenses reimbursed by the Adviser each quarter will be subject to collection by the Adviser over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser. The Company calculated the total amount of organization expenses to be reimbursed by the Advisor for the period ended April 30, 2014 as $128,119. However, we note that this amount was determined for comparison purposes and did not impact the actual amount reimbursed in prior periods as presented in the 10-Q.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.

Financial condition, liquidity and capital resources.

We received $1,409,700 from the net proceeds of sales of the Company's common stock during the quarter ended April 30, 2015.  We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of April 30, 2015, we were approximately 80% invested, compared to 89% invested at October 31, 2014.  We had cash resources of $2,415,998, which is an increase of 168% over cash resources held on October 31, 2014.  We had no indebtedness as of April 30, 2015.  As of April 30, 2015, the balance of the deferred offering costs was $15,797, which is being amortized on a straight-line basis over 12 months.  As of April 30, 2015, the balance of organization and operating expenses subject to the OELA was $304,809.  For the period from and including May 1, 2015 through June 15, 2015, the Company received additional net proceeds from the sale of common stock of $726,500 at a price of $10.15 per share.

As of April 30, 2015, our investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with warrants for 5% of the outstanding equity of the portfolio company; (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%, (iv) a secured promissory note at 65% loan to value bearing an interest rate of 11%, (v) a promissory note secured by tax liens bearing an 11.5% interest rate, (vi) two secured promissory notes bearing an 8% interest rate; and (vii) a secured promissory note at 67% loan to value bearing an interest rate of 13%.

The Company also holds membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual dividends at a rate of 7%.  The Company holds Class B membership interests in two other LLC's that are in the real estate industry.  Our cash resources are held in depository accounts at First Republic Bank.  We currently have no investments in debt or equity securities of public companies.

As of April 30, 2015, we had net assets of $11,735,465 and, based on 1,165,597 shares of common stock outstanding, a net asset value per common share of $10.07.  This represents an increase of 67% in net assets as compared to October 31, 2014.

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended April 30, 2015 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On May 28, 2015, the Company sold approximately 5,911 shares of our common stock at a price of $10.15 per share.  The Company received net proceeds of $60,000 in connection with the Company's offering of its common stock (the "Offering").  No commissions were paid on the sales.

The issuance of our common stock under the Offering was made in reliance upon certain exemptions from the registration requirements of the Securities Act including, without limitation, the exemptions under Section 4(a)(2) thereof, and Regulation D thereunder.  The Company's common stock was sold only to investors who were "accredited investors," as defined in Rule 501 promulgated under the Securities Act of 1933.  No general solicitation or advertising was used in connection with the sales of our common stock in the Offering.

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation*
3.2	By-laws*
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2015	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director