Form 10-Q
period 2015-07-31
Integrity Capital Income Fund, Inc.
filed 2015-09-14
CIK 1598893

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

There were 1,652,424 shares of the issuer's common stock, par value $0.0001, outstanding as of September 11, 2015.

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

i

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED July 31, 2015

CONTENTS

PART I – Financial Information	2

Item 1. Financial Statements	2

Statements of Assets, Liabilities and Net Assets as of July 31, 2015 (unaudited) and October 31, 2014	2

Schedules of Investments as of July 31, 2015 (unaudited) and October 31, 2014	3

Statements of Operations for the three and nine months ended July 31, 2015 (unaudited) and for the three months and period December 10, 2013 through July 31, 2014 (unaudited)	5

Statements of Changes in Shareholders' Equity for the nine months ended July 31, 2015 (unaudited) and for the period December 10, 2013 through July 31, 2014 (unaudited)	6

Statements of Cash Flows for the nine months ended July 31, 2015 (unaudited) and for the period December 10, 2013 through July 31, 2014 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II – Other Information	26

Item 6. Exhibits	26

Signatures	27

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	July 31, 2015	October 31, 2014
	(unaudited)
ASSETS:
Investments at fair value (cost $11,197,621 and $6,261,616)	$11,458,486	$6,261,616
Cash and cash equivalents	4,451,048	900,185
Accounts receivable	5,913	-
Interest receivable	132,655	41,730
Deferred offering costs, net	7,898	31,593
Prepaid insurance	3,229	14,854
Total assets	$16,059,229	$7,249,978

LIABILITIES:
Deferred loan origination fees income	$98,625	$82,750
Due to Adviser, net	93,554	76,257
Income taxes payable	-	44,275
Total liabilities	$192,179	$203,282

Commitments and contingencies (Note 5)	-	-

NET ASSETS	$15,867,050	$7,046,696

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,576,779 and 714,377 common shares issued and outstanding	$158	$71
Paid-in capital in excess of par value	15,845,812	7,143,699
Accumulated (over)/under distributed net investment income	21,080	(97,074)

TOTAL SHAREHOLDERS' EQUITY	$15,867,050	$7,046,696

Net asset value per share	$10.06	$9.86

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF JULY 31, 2015
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($2,500,000 par due 7/2017)	8% (PIK)	Senior Secured	$2,500,000	$2,500,000	$-	15.8%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	3.2%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	3.2%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.5%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	8% (PIK)	Secondary Secured	375,000	346,391	(28,609)	2.2%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	3.2%

Camel Parkwood, LLC	Real Estate	Promissory note ($1,993,821 par due 5/2017)	11.00%	Senior Secured	1,993,821	1,993,821	-	12.5%

eCOS, LLC	Real Estate	Promissory note ($575,000 par due 5/2018)	12.00%	Secondary Secured	575,000	575,000	-	3.6%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	5.0%

TLC Fund 2012, LLC	Real Estate	Promissory note ($554,000 par due 5/2018)	11.50%	Secondary Secured	554,000	547,107	(6,893)	3.4%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	6.2%

TVO Capital Management, LLC - Riverchase	Real Estate	Promissory note ($650,000 par due at Final Close)	8.00%	Secondary Secured	650,000	650,000	-	4.1%

Total debt securities					$10,009,821	$9,974,319	$(35,502)	62.9%

Equity Securities (United States)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants	73,424		-	196,428	196,428	1.2%

Subsentio, LLC	Technology	Warrants	136,459		-	-	-

Total equity securities					$-	$196,428	$196,428	1.2%

Investments in Partnership interests (United States)			Ownership %
NCP 2014, LLC	Real Estate	Member Interest	40%		$400,000	$414,697	$14,697	2.6%

NCPGM Georgia, LLC	Real Estate	Member Interest	40%		287,800	352,171	64,371	2.2%

Total equity securities					$687,800	$766,868	$79,068	4.8%

Investment in other investment companies (United States)			Shares
Landmark Dividend Growth Fund - G LLC	Infrastructure	Member Interest	505,000		$500,000	$520,871	$20,871	3.3%

Total other investment companies					$500,000	$520,871	$20,871	3.3%

Total investments					$11,197,621	$11,458,486	$260,865	72.2%

See Notes to Financial Statements

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	% of Net Assets

Debt Securities (United States)
All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	$500,000	$500,000	7.1%

Camel Parkwood, LLC	Real Estate	Promissory note ($3,257,500 par due 5/2017)	11.00%	Senior Secured	3,257,500	3,257,500	46.2%

TLC Fund 2012, LLC		Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	239,000	239,000	3.4%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	25.5%

Total debt securities					$5,796,500	$5,796,500	82.3%

Investment in other investment companies (United States)
			Shares
Aequitas WRFF I, LLC	Real Estate	Member Interest	500		$465,116	$465,116	6.6%

Total other investment companies					$465,116	$465,116	6.6%

Total investments					$6,261,616	$6,261,616	88.9%

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS
				From December 10, 2013 (inception) to
	Three months ended		Nine months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME:
Interest on investments	$215,036	$98,956	$641,950	$104,762
Loan origination fees	27,625	6,625	63,375	6,625
Dividend income	8,888	-	22,383	25

Total investment income	251,549	105,581	727,708	111,412

EXPENSES:
Professional fees	50,061	10,722	203,222	15,722
Base management fees	49,771	15,749	122,309	25,056
Amortization of deferred offering costs	7,899	-	23,695	-
Marketing expenses	4,020	2,680	12,060	4,020
Custody fees	2,232	-	10,938	-
Insurance expense	3,875	-	11,625	-
Director fees	1,500	-	6,000	5,250
Organizational costs/(reimbursements)	-	(39,723)	-	134,947
Other expenses/(reimbursements)	(6,282)	31	(5,857)	31

Total expenses	113,076	(10,541)	383,992	185,026

Management fees waived (Note 3)	-	(15,749)	-	(25,056)
Operating expenses (reimbursed)/refunded (Note 3)	(15,643)	6,180	(143,422)	(121,939)

Net expenses	97,433	(20,110)	240,570	38,031

NET INVESTMENT INCOME/ (LOSS)	154,116	125,691	487,138	73,381

REALIZED AND UNREALIZED GAIN (LOSS):
Net change in unrealized appreciation on investments	56,321	-	260,865	-

Net realized and unrealized gain (loss) on investments:	56,321	-	260,865	-

Income tax expense	-	23,847	-	23,847

NET INCREASE/(DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$210,437	$101,844	$748,003	$49,534

Per Common Share data:

Net investment income/loss per common share - basic and diluted	$0.12	$0.29	$0.45	$0.19
Earnings per common share - basic and diluted	$0.16	$0.23	$0.68	$0.13
Weighted average shares of common stock outstanding - basic and diluted	1,302,662	434,887	1,092,250	387,343
Dividends and distributions declared per common share	$0.19	$0.19	$0.56	$0.19

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Paid-in Capital in Excess of Par	Accumulated (over)/under distributed net investment	Total Shareholders'
	Shares	Amount	Value	income	Equity

For the period ended July 31, 2014 (unaudited)
BALANCE — December 10, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	440,300	44	4,402,956	-	4,403,000
Net increase in shareholders' equity resulting from operations	-	-	-	49,534	49,534
Dividends ($0.19 per share)	-	-	-	(81,931)	(81,931)

BALANCE — July 31, 2014	440,300	$44	$4,402,956	$(32,397)	$4,370,603

For the nine months ended July 31, 2015 (unaudited)
BALANCE — October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$7,046,696

Issuance of common stock	862,402	87	8,702,113	-	8,702,200
Net increase in shareholders' equity resulting from operations	-	-	-	748,003	748,003
Dividends ($0.56 per share)	-	-	-	(629,849)	(629,849)

BALANCE — July 31, 2015	1,576,779	$158	$15,845,812	$21,080	$15,867,050

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS
	For the nine months ended	From December 10, 2013 (inception) to

	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in shareholders' equity resulting from operations	$748,003	$49,534
Adjustments to reconcile net increase/(decrease) in shareholders' equity resulting from operations to net cash used in operating activities:
Purchase of investments	(8,464,800)	(4,222,616)
Net proceeds from investments	3,528,795	-
Net change in unrealized appreciation on investments	(260,865)	-
Amortization of deferred offering costs	23,695	-
Amortization of deferred loan origination fees	(63,375)	-
Change in assets and liabilities:
Prepaid insurance	11,625	-
Accounts receivable	(5,913)
Interest receivable	(90,925)	(24,490)
Due to Adviser, net	17,297	(118,717)
Deferred tax asset	-	(29,856)
Taxes payable	(44,275)	53,703
Deferred loan origination fees	79,250	72,875

Net cash used in operating activities	(4,521,488)	(4,219,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	8,702,200	4,403,000
Dividends paid	(629,849)	(81,931)

Net cash provided by financing activities	8,072,351	4,321,069

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,550,863	101,502

CASH AND CASH EQUIVALENTS — Beginning of period	900,185	-

CASH AND CASH EQUIVALENTS — End of period	$4,451,048	$101,502

`
Taxes, including excise tax, paid during the period	$(44,231)	$-
Dividends declared and paid during the period	$(629,849)	$(81,931)

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
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
Period Ended July 31, 2015
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

Both debt securities in TVO Capital Management, LLC ("TVO") are interim loans to assist with pursuit costs and out-of-pocket due diligence expenses related to real estate transactions.  If the property acquisitions are unsuccessful, TVO shall repay such interim loan, with interest, upon demand.  If the property acquisitions are successful, TVO shall repay such interim loan's interest and the principal and interest will convert to GP equity upon Final Close of each respective transaction.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and nine months ended July 31, 2015, the Company earned interest income of $215,036 and $641,950, respectively. As of July 31, 2015 and October 31, 2014, the Company had interest receivable of $132,655 and $41,730, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan. For the periods ended July 31, 2015 and October 31, 2014, the Company received loan origination fees of $79,250 and $97,500, respectively. These loan origination fees are capitalized and amortized over the life of the loan. For the three and nine months ended July 31, 2015, total investment income included $27,625 and $63,375 of accretion of loan origination fees, respectively.

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period ended October 31, 2014, the Company did not hold any investments with contractual PIK interest. For the period ended July 31, 2015, the Company held two investments, Ajubeo, Inc. and 5500 South Quebec, LLC with contractual PIK interest. As of July 31, 2015 the balance of accrued PIK interest related to these investments were $18,667 and $5,000, respectively. All PIK interest amounts are recorded within the interest receivable balance as of July 31, 2015.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended July 31, 2015, the Company recorded dividend income of $8,888 and $22,383, respectively.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were no non-accrual loans held as of July 31, 2015 or October 31, 2014.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended July 31, 2015 there were no partial loan sales. For the nine months ended July 31, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $800,000 of the Company's interest in its Promissory Note in Camel Parkwood, LLC, respectively. There was no gain or loss resulting from this partial loan sale.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company intends to elect to be treated as a RIC under the Internal Revenue Code beginning with the tax year ending October 31, 2015. Such election will be made upon the filing of the Company's first federal tax return for RIC purposes.  In order to qualify as a RIC, among other things, the Company will be required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the financial statements of the Company.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes deferred tax assets to the extent that they are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.  As the Company has elected to be treated as a RIC beginning on November 1, 2014, there is no benefit to any deferred tax assets and thus a full valuation allowance was recorded as of October 31, 2014.  As a RIC, the Company was not a taxable entity for the period ended July 31, 2015 and thus no income tax expense (benefit) was recorded.

Income tax expense (benefit) consists of the following for the periods ended July 31, 2014:

July 31, 2014
Federal	$20,449
State	3,398
$23,847

Current	$53,703
Deferred	(29,856)
$23,847

The total provision for income taxes differs from the amount computed by applying the applicable statutory rates primarily due to state taxes and other differences as follows for the periods ended July 31, 2014:

July 31, 2014
Expected at statutory rates	$24,950
State taxes, net of federal benefit	2,243
Effect of graduated rates	(3,351)
Nondeductible expenses	5
$23,847

Net deferred tax assets consist of the following components as of July 31, 2014:

July 31, 2014
Deferred tax assets:
Deferred loan origination	$27,003
Organizational costs	2,853
$29,856

The Company classifies estimated interest and penalties associated with uncertain tax positions, if any, as a component of tax expense.  There were no such interest and penalties estimated or accrued at July 31, 2014.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

The Company currently has no unrecognized tax benefit.

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

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, containing new guidance for fair valuing the financial assets and financial liabilities of a consolidated collateralized financing entity. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its financial statements.

In May 2015, FASB issued ASU 2015-07 "Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)." This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2015, however, early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statements.

3.	RELATED PARTY TRANSACTIONS AND AGREEMENTS

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
Period Ended July 31, 2015
(unaudited)

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

For the three and nine months ended July 31, 2015, the Adviser earned $49,771 and $122,309, respectively, in base management fees.  For the three months ended July 31, 2014 and the period December 10, 2013 through July 31, 2014, the Advisor earned $15,749 and $25,056, respectively, in base management fees.  There was no Incentive Fee for the nine months ended July 31, 2015 and the period December 10, 2013 through July 31, 2014.

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser.  The Adviser invoices the Company on a quarterly basis for the pro-rata portion of the annual amount, calculated as of the last business day of each quarter.  The property originally delivered to the Adviser, and earnings there from, together with any additional property delivered to the Adviser, and earnings there from, shall constitute the "Custodial Property." For the three month and nine months ended July 31, 2015, the Adviser earned $2,232 and $10,938, respectively, in custody fees.  There were no custody fees incurred for the three months ended July 31, 2014 and the period December 10, 2013 through July 31, 2014.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years.  The total amount of organization and operating expenses incurred by the Company which exceeded the limit and were paid by the Adviser but are subject to reimbursement for the quarter ended July 31, 2015 was $15,643.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed and the expiration date for recoupment.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	$55,091	October 31, 2017
January 31, 2015	$77,836	January 31, 2018
April 30, 2015	$49,943	April 30, 2018
July 31, 2015	$15,643	July 31, 2018
	$320,452

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  As of July 31, 2015, $93,554 is due to the Adviser for such reimbursements, net of the current operating expense deferral of $15,643.  As of October 31, 2014, $76,257 was due to the Adviser for such reimbursements, net of $9,307 of management fees deferred and $93,072 of operating expenses reimbursed.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

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

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at July 31, 2015 and October 31, 2014 had no readily available market value and are included in Level 3 of the fair value hierarchy.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

The following tables present information about the Company's assets measured at fair value on a recurring basis at July 31, 2015 and October 31, 2014.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the periods ended July 31, 2015 and October 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

Assets Measured at Fair Value on a Recurring Basis at July 31, 2015

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at July 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Investments:
Debt Securities	$-	$-	$9,974,319	$9,974,319
Equity Securities	-	-	196,428	196,428
Investments in Partnership Interests	-	-	766,868	766,868
Investment in Other Investment Companies	-	-	520,871	520,871
Total	$-	$-	$11,458,486	$11,458,486

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at December 10, 2013	$-	$-	$-	$-	$-
Purchases of investments	5,796,500	-	-	465,116	6,261,616
Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	7,277,000	-	687,800	500,000	8,464,800
Sales of investments	(3,063,679)	-	-	(465,116)	(3,528,795)
Net unrealized gains/(losses)	(35,502)	196,428	79,068	20,871	260,865
Balance at July 31, 2015	$9,974,319	$196,428	$766,868	$520,871	$11,458,486

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at July 31, 2015 and October 31, 2014.

July 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$9,974,319	Yield Analysis	Market Yield	8.0 - 14.5% (10.2%)
Equity Securities	$196,428	Earnings Multiple	Market Comparables	$196,428
Investments in Partnership Interests	$766,868	Income Approach	Capitalization Rate	8.4 - 8.8% (8.6%)
Investment in Other Investment Companies	$520,871	Pro-rata share of net assets	Underlying NAV	$520,871

October 31, 2014
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$5,796,500	Yield Analysis	Market Yield	11.0 - 13.0% (11.6%)
Investment in Other Investment Companies	$465,116	Subsequent Market Transaction	Redemption Agreement	$465,116

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
Period Ended July 31, 2015
(unaudited)

5.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company has no such commitments outstanding at July 31, 2015 and had outstanding commitments of $34,884 as of October 31, 2014.

6.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three and nine month periods ended July 31, 2015 and 2014.

	For the three months ended July 31,		For the nine months ended July 31,
	2015	2014	2015	2014
Earnings per share – basic and diluted:
Net increase/(decrease) in shareholders' equity resulting from operations	$210,437	$101,844	$748,003	$49,534
Weighted average shares outstanding – basic and diluted	1,302,662	434,887	1,092,250	387,343
Earnings per share – basic and diluted	$0.16	$0.23	$0.68	$0.13

7.	DIVIDENDS AND DISTRIBUTIONS

The Company's dividends and distributions are recorded on the date declared (record date). The following table summarizes the Company's dividend declarations and distributions during the nine months ended July 31, 2015:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2014	11/26/2014	$0.0625	$ 52,454.81
12/25/2014	12/29/2014	$0.0625	$ 53,204.81
1/26/2015	1/28/2015	$0.0625	$ 59,529.81
2/25/2015	2/26/2015	$0.0625	$ 69,501.90
3/25/2015	3/26/2015	$0.0625	$ 70,263.60
4/25/2015	4/28/2015	$0.0625	$ 72,541.92
5/25/2015	5/27/2015	$0.0625	$ 76,953.87
6/25/2015	6/25/2015	$0.0625	$ 84,792.54
7/25/2015	7/28/2015	$0.0625	$ 90,605.34

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
(unaudited)

8.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the nine months ended July 31, 2015	From December 10, 2013 (inception) to July 31, 2014

Net asset value at beginning of period	$9.86	$-
Issuance of common stock	-	10.00
Net investment income/(loss) (2)	0.45	0.19
Net realized and unrealized gain (loss) (3)	0.24	-
Net increase in shareholders' equity	0.69	10.19
Accretive effect of share issuance above NAV	0.07	-
Shareholder dividends	(0.56)	(0.19)
Income tax expense	-	(0.07)
Net asset value at end of period	$10.06	$9.93
Shares outstanding at end of period	1,576,779	440,300
Ratio/Supplemental Data:
Weighted average net assets at end of period	10,873,238	3,809,582

Total return based on net asset value (4)	7.60%	1.90%

Ratio of gross operating expenses to average net assets (1)	4.71%	6.05%
Deferred or reimbursed expenses (1)	-1.76%	-4.14%
Ratio of net operating expenses to average net assets (1)	2.95%	1.91%
Ratio of net investment income/(loss) to average net assets (1)	5.97%	3.68%

(1)	The ratios have been annualized except for those expenses that are not recurring, such as organizational costs.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

These financial highlights may not be indicative of the future performance of the Company.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
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

As the Company currently holds two investments with PIK interest, we note that the higher interest rate on PIK securities reflects the payment deferral and increased credit risk associated with such instruments. Such investments generally represent a significantly higher credit risk than coupon loans. We note that even if accounting conditions were met, the borrower could still default when the Fund's actual collection is supposed to occur at the maturity of the obligation. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of associated collateral.  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. PIK securities also create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Fund for these fees.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Period Ended July 31, 2015
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

On September 2, 2015, the Company made an additional investment of $200,000 through a promissory note with TVO Capital Management - Riverchase.

The Company continued to pay its monthly dividend of $0.625 per share.

From August 1, 2015 to September 11, 2015, the Company sold 75,645 shares of our common stock at a price of $10.15 per share for a total of $767,800 of new capital invested.

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

We invest principally in debt securities and equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  We expect that the debt securities will generally be collateralized by the assets of the company and will carry a market rate of interest.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees.  Any such fees will be generated in connection with our investments and recognized as earned.

Results of Operations

Revenues.  We generated revenue of $251,549 during the three months ended July 31, 2015.  This included $215,036 in interest on investments, $27,625 in revenue recognized from origination fees and $8,888 in dividend income.

We generated revenue of $727,708 during the nine months ended July 31, 2015.  This included $641,950 in interest on investments, $63,375 in revenue recognized from origination fees and $22,383 in dividend income.

For the comparable three months ended July 31, 2014, we generated revenue of $105,581.  This included $98,956 in interest on investments and $6,625 in revenue recognized from origination fees.

For the period from December 10, 2013 (inception) through July 31, 2014, we generated revenue of $111,412.  This included $104,762 in interest on investments, $6,625 in revenue recognized from origination fees and $25 in dividend income.

Expenses.  During the three months ended July 31, 2015, the Company had expenses of $113,076, consisting of: (i) amortization of offering costs of $7,899; (ii) legal fees of $3,656; (iii) other professional fees of $46,405; (iv) base management fees of $49,771, (v) directors' fees of $1,500; (vi) marketing expenses of $4,020; (vii) custody fees of $2,232; (viii) insurance expenses of $3,875; and (ix) miscellaneous expenses of $(6,282). During the nine months ended July 31, 2015, the Company had expenses of $383,992, consisting of: (i) amortization of offering costs of $23,695; (ii) legal fees of $69,967; (iii) other professional fees of $133,255; (iv) base management fees of $122,309, (v) directors' fees of $6,000; (vi) marketing expenses of $12,060; (vii) custody fees of $10,938; (viii) insurance expenses of $11,625; and (ix) miscellaneous expenses of $(5,857).

During the three months ended July 31, 2014, the Company had expenses of ($10,541), consisting of (i) professional fees of $10,722; (ii) base management fees of $15,749; (iii) miscellaneous expenses of $31; (iv) marketing expenses of $2,680; and (v) organization costs of ($39,723). For the period from December 10, 2013 (inception) through July 31, 2014, the Company had expenses of $185,026, consisting of (i) professional fees of $15,722; (ii) base management fees of $25,056; (iii) directors fees of $5,250; (iv) marketing expenses of $4,020; (v) organization costs of $134,947; and (vi) miscellaneous expenses of $31.

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will not be immediately reimbursed to the Adviser.  However, the Adviser will be able to recoup from the Company these expenses in excess of the limit over a period not to exceed three years. The total amount of organization and operating expenses incurred by the Company which exceeded the limit and were paid by the Adviser but are subject to reimbursement for the quarter ended July 31, 2015 was $15,643.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.

Financial condition, liquidity and capital resources.

We received $4,173,500 from the net proceeds of sales of the Company's common stock during the quarter ended July 31, 2015.  We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of July 31, 2015, we were approximately 72% invested, compared to 89% invested at October 31, 2014.  We had cash resources of $4,451,048, which is an increase of 394% over cash resources held on October 31, 2014.  We had no indebtedness as of July 31, 2015.  As of July 31, 2015, the balance of the deferred offering costs was $7,898, which is being amortized on a straight-line basis over 12 months.  As of July 31, 2015, the balance of organization and operating expenses subject to the OELA was $320,452.  For the period from and including August 1, 2015 through September 11, 2015, the Company received additional net proceeds from the sale of common stock of $767,800 at a price of $10.15 per share.

As of July 31, 2015, our investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) a secured promissory note at 65% loan to value bearing an interest rate of 11%; (v) a secured promissory note bearing an interest rate of 12%; (vi) a secured promissory note bearing an interest rate of 10% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vii) a promissory note secured by tax liens bearing an 11.5% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company;  and (viii) two secured promissory notes bearing an 8% interest rate.

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

As of July 31, 2015, we had net assets of $15,867,050 and, based on 1,576,779 shares of common stock outstanding, a net asset value per common share of $10.06.  This represents an increase of 125% in net assets as compared to October 31, 2014.

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 14, 2015	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director