Form 10-K
period 2015-10-31
Integrity Capital Income Fund, Inc.
filed 2016-02-01
CIK 1598893

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ___ to  ___

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

Securities registered pursuant to § 12(b) of the Act: None

Securities registered pursuant to § 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11,737,562 (based on $10.07 per share).
There were 2,308,650 shares of the issuer's common stock, par value $0.0001, outstanding as of January 29, 2016.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:
•	an economic downturn could impair our portfolio companies' abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	the risks, uncertainties and other factors identified in the sections entitled "Risk Factors" in this Annual Report on Form 10-K and elsewhere in this report and in the previous filings with the SEC.
Although management believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate.  In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by management that its plans and objectives will be achieved.  Do not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  Management does not undertake any obligation to update or revise any forward-looking statements.

INTEGRITY CAPITAL INCOME FUND, INC.

PART I

ITEM 1. BUSINESS

Background and Summary

Integrity Capital Income Fund, Inc. (referred to herein as "we," "us," "Company," or "Fund") was incorporated on December 10, 2013 under the laws of the State of Colorado.  We have elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act") on October 28, 2014.  Integrity Wealth Management, a division of Integrity Bank & Trust (the "Adviser") serves as our investment adviser and provides us with the administrative services necessary for us to operate. On December 1, 2015, Integrity Trust Company, LLC ("Integrity Trust Company") was opened to accept all lines of business from the Adviser. Integrity Trust Company is an affiliate of Integrity Bank & Trust and has the same employees and address as the prior Adviser and there is no change in ownership or management. The Company notes that this change will have no impact on services or relationships with clients. The Adviser may retain additional investment professionals in the future, based upon its and our needs.

Congress created business development companies in 1980 in an effort to help public capital reach smaller and growing private and public companies. We are designed to do precisely that. We make minority, non-controlling investments in private businesses that are seeking growth capital.

We invest principally in debt and equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize income and capital appreciation. In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as "micro-cap companies." Our primary emphasis is to identify companies with experienced management and positive cash flow from operations by 1) accessing established relationship channels of Integrity Trust Company, (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of Integrity Trust Company and (5) drawing upon the combined experience and resources of Integrity Trust Company and its affiliates.

We generally invest in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.

We have limited operating history. We have made investments in approximately 12 portfolio companies and are in the due diligence phase of several other potential investments. For further discussion and description of our investments, see the Management Discussion and Analysis and the Schedule of Investments included in the Financial Statements. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Our principal executive offices are located at 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921, and our telephone number is (719) 955-4801. We maintain a  website at www.integritycapitalincomefund.com. Information contained on our website is not incorporated by reference into this report, and information contained on our website should not be considered to be part of this report.

Business Development Company

We are an externally managed, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. We currently have no subsidiaries. As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies ("Eligible Portfolio Companies"). Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects, most notably that we maintain a 200% asset coverage position.

Our initial investments consist of secured debt, convertible debt instruments, and equity. Any follow-on investments will generally be conditioned on the achievement of pre-established milestones, which we believe will allow us to mitigate our financial exposure and assure that each portfolio company is committed to, and capable of, achieving targets. We expect that the secured debt and the convertible debt securities will generate interest income, and any equity investment will generate dividends. However, there is no assurance that we will receive payment of interest or dividends from our portfolio companies and, thus, we may not be able to pay distributions to our stockholders on a consistent basis.

Our investment activities are managed by the Adviser, the terms of which are included in the Investment Advisory Agreement (the "Advisory Agreement"). The Adviser is Integrity Wealth Management, a division of Integrity Bank & Trust, and is exempt from registration as an investment adviser under Section 202(a)11) of the Investment Advisers Act of 1940, as amended (the "the Advisers Act"). Randall Rush and Eric Davis are principals of the Adviser. Under the Advisory Agreement, we pay the Adviser for its investment advisory services an annual base management fee based on our gross assets, which includes any borrowings, as well as an incentive fee based on our performance.

Our assets are held by Integrity Trust Company (the "Custodian") for the Custody Agreement under which we pay the Adviser a fee of 0.15% of assets under custody consisting of cash, securities and earnings there from, and excluding any related party assets.

Concurrent with making our business development company election, we elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders in the form of distributions of income or realized gains.

Ongoing Relationships with Portfolio Companies/Monitoring

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In certain limited cases, we may also control one or more of our portfolio companies.

We utilize several methods for evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan;
•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
•	periodic formal update interviews with portfolio company management; and
•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Investment Advisory and Administrative Services Agreement

Management Services. Subject to the overall supervision of our Board of Directors, the Adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	determines which securities we will purchase, retain or sell;
•	may recommend the incurrence of borrowing;
•	identifies, evaluates and negotiates the structure of the investments we make; and
•	closes, monitors and services the investments we make

The Adviser's services under the Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management fees. We pay the Adviser a fee for its investment advisory services under the Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and any incentive fees earned by the Adviser is ultimately borne by our common stockholders.

The base management fee (the "Base Fee") is calculated at an annual rate of 1.50% of our gross assets, which includes any borrowings for investment purposes. During the fiscal year ended October 31, 2015 we borrowed funds of approximately $1.7 million for the purpose of making portfolio investments. From inception to June 30, 2014, the Adviser waived the Base Fee, in the amount of $25,056. The waived fees are not subject to reimbursement. From July 1, 2014 to October 31, 2014 the Base Fee was calculated based on the value of gross assets at October 31, 2014, and appropriately adjusted for equity capital raises. Commencing November 1, 2014 the Base Fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the fiscal quarter.  The Base Fee for any partial month or quarter is appropriately pro-rated.

The incentive fee ("Incentive Fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year beginning November 1, 2014, and equals 20% of "Net Investment Income" above 7.5% for the year. "Net Investment Income" is defined as all income accrued during the year minus operating expenses, Base Management Fee and expenses paid under the Investment Advisory Agreement. Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income not yet received in cash. Net Investment Income does include any realized capital gains, realized capital losses, and unrealized capital depreciation. It does not include unrealized capital appreciation.

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

Payment of our expenses. Our primary operating expenses include the payment of (i) investment advisory fees to the management; (ii) the allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Advisory Agreement; and (iii) other operating expenses as detailed below. Our investment management fee compensates the Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation):

•	costs of calculating our net asset value, including the cost of any third-party valuation services;
•	costs of effecting sales and repurchases of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	transfer agent and custodial fees;
•	costs related to organization and offerings;
•	fees paid to third party administrators
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	any stock exchange listing fees;
•	applicable federal, state and local taxes;
•	independent directors' fees and expenses;
•	excess brokerage commissions;
•	costs of proxy statements, stockholders' reports and notices;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing and mailing, and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the "Exchange Act") and applicable federal and state securities laws; and
•	all other expenses incurred by either the Adviser or us in connection with administering our business, including payments under the Advisory Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement.

All of these expenses are ultimately borne by our common stockholders.

Duration and termination. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for the period ending December 31, 2016 (or until January 1, 2017) and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. On October 9, 2015 our Board of Directors, including a majority of the independent directors, approved the Agreement. The Advisory Agreement will automatically terminate in the event of its assignment. The Advisory Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other.

Indemnification. The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser's services under the Advisory Agreement or otherwise as the Adviser.

Organization of the investment adviser.  The Adviser is a Colorado corporation registered as a trust company that is exempt from registration as an investment adviser under the Advisers Act.  The Adviser is a controlled subsidiary of the parent of Integrity Bank & Trust, Inc. ("Integrity Bank").  Prior to December 1, 2015 the Adviser was a division of Integrity Bank (the "Predecessor Adviser"), but not a separate legal entity.  Effective December 1, 2015, all lines of business, including the Advisory Agreement, were transferred to the newly formed Integrity Trust Company, which has operated as the Adviser.  Because the parent company of Integrity Bank also controls the Adviser, the transfer of the Advisory Agreement and related business was not considered an assignment of the Advisory Agreement.  All personnel, including the investment professionals, remain the same.

Randy Rush is an owner and Chairman of the Board of Integrity Bank and Messrs. Rush and Davis, and Mrs. Wendy Fisher are senior investment professionals and, along with L. Blaine Rush, Brett Wyss, Jeremiah Erickson and Larry Dozier, are the members of its Investment Committee (the "Investment Committee"). Randy Rush, Eric Davis and Wendy Fisher manage our day-to-day operations and provide the services under the Advisory Agreement. The Adviser currently provides, and intends to continue to provide similar investment advisory services to other entities and individuals investing in addition to us. As the Adviser provides investment advisory services to other entities, the Adviser intends to allocate investment opportunities in a fair and equitable manner pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us. The principal address of the Adviser is 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

The Adviser and the Company have entered into a Sublicense Agreement whereby the Company is permitted to use the name "Integrity Bank" during the term of the Sublicense Agreement.

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

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

Qualifying assets. Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as "qualifying assets," unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets (the "70% test"). The principal categories of qualifying assets relevant to our business are any of the following:

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
(b)	is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would by an investment company but for certain exclusions under the 1940 Act; and
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

At fiscal year end of October 31, 2015, we had approximately $1.7 million of borrowings.  As of January 15, 2016, we had $0_in borrowings.  In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser are borne by our common stockholders.

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

Our proxy voting decisions are made by the Adviser's senior investment professionals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Temporary investments. Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of ethics. We have adopted a code of ethics that applies to all of our officers, consultants and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees, as well as consultants, in complying with both the Company's corporate policies and with the law. The Adviser and employees of the Adviser are also subject to our code of ethics. Our code of ethics is posted at our website http://www.integritycapitalincomefund.com. Upon request we will provide any person a copy of our code of ethics without charge. Persons desiring a copy of our code of ethics should request a copy by submitting a written request to the Company at its corporate office.

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

The Adviser provides and maintains a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. We do not maintain a bond directly because we have no employees. Rather, the Adviser provides all services through its employees. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

A "U.S. stockholder" generally is a beneficial owner of shares of our common stock who is for United States federal income tax purposes:

•	a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the "substantial presence" test under Section 7701(b) of the Code;
•	a corporation or other entity taxable as a corporation, for United States federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;
•	a trust if: (1) a court in the United States has primary supervision over its administration and one or more U.S. persons have authority to control all substantial decisions of such trust, or (2) such trust validly elects to be treated as a U.S. person for federal income tax purposes; or
•	an estate, the income of which is subject to United States federal income taxation regardless of its source.

A "Non-U.S. stockholder" is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for United States federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership, none of which is discussed here.

Election to be taxed as a Regulated Investment Company. We have elected to be treated as a RIC under Subchapter M of the Code for our fiscal year commencing November 1, 2014. Such election requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements. The source of income requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as "good income."

As a RIC, we generally do not pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as distributions of income or realized gains. As a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

Conversion to RIC Status. Prior to our fiscal year commencing November 1, 2014, we were taxable as a regular corporation under Subchapter C of the Code (a "C corporation"). In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC. Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time. We may or may not make this election. Any such corporate level tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period and the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC and effective tax rates. Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment. Any such amount distributed likely will be taxable to stockholders as ordinary income. Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders. Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to continue to qualify as a RIC is that, by the end of our first taxable year as a RIC, we were required to eliminate the earnings and profits accumulated while we were taxable as a C corporation. As of the end of our taxable year as a C corporation, distributions during the year exceeded the earnings and profits.  Therefore there were no accumulated earnings and profits that required an additional distribution.

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
2.	derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a "qualified publicly traded limited partnership" (the "90% Income Test"); and
3.	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of (i) cash, cash equivalents, U.S. government securities, securities of other RICs, and (ii) other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
•	no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more "qualified publicly traded partnerships" (the "Diversification Tests").

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the "Distribution Requirements"). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by: (i) the illiquid nature of our portfolio, or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Any transactions in options, futures contracts, hedging transactions, and forward contracts will be subject to special tax rules. These rules could affect the amount, timing and character of distributions to stockholders.

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

As a result of our election to be treated as a RIC, our corporate-level federal income tax was substantially eliminated and, as explained above, a portion of our distributions or deemed distributions are characterized as long-term capital gain in the hands of stockholders. Except as otherwise provided, the remainder of this discussion assumes that we will continue to qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. stockholders. For federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our "investment company taxable income" (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as "capital gain dividends" will be taxable to a stockholder as long-term capital gains (currently at a maximum rate of 20%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder's holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder's adjusted tax basis in such stockholder's common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute realized net capital gains (net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, but to designate the retained amount as a "deemed distribution." In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder's cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate taxpayers on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend. Such excess generally may be claimed as a credit or refund against the U.S. stockholder's other U.S. federal income tax obligations. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant tax year.

As a RIC, we are subject to the alternative minimum tax ("AMT"), but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders and this may affect the stockholders' AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, we intend in general to apportion these items in the same proportion that distributions of income paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year, and (ii) the amount of capital gain distributions paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made.  However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.

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

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain distributions received, or undistributed capital gain deemed received, with respect to such shares. The ability to deduct capital losses may be subject to other limitations under the Code.

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

Non-corporate shareholders may be eligible to treat a portion of our ordinary income dividends as "qualified dividend income" that is subject to tax at the same reduced maximum rates applicable to long-term capital gains; corporations are not eligible for the reduced maximum rates on qualified dividend income. We must designate the portion of any distributions that are eligible to be treated as qualified dividend income in a written notice within 60 days of the close of the relevant taxable year. In general, the maximum amount of our distributions that may be designated by us as qualified dividend income for that taxable year is the total amount of qualified dividend income received by us during such year. In order to constitute qualified dividend income to us, a dividend must be received from a U.S. domestic corporation or a qualified foreign corporation. In addition, the dividend income must be paid in respect of stock that has been held by us, for federal income tax purposes, for at least 61 days during the 121-day period that begins 60 days before the stock becomes ex-dividend. In order to be eligible to treat a dividend from a fund as qualified dividend income, individual shareholders must also meet the foregoing minimum holding period requirements with respect to their shares in the applicable fund.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year's distributions generally will be reported to the Internal Revenue Service (including the amount of distributions of income, if any, eligible for the 15% "qualified dividend income" rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. stockholder's particular situation. Income distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to "qualified dividend income."

We may be required to withhold federal income tax ("backup withholding"), currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (the "IRS") notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder's federal income tax liability, provided that proper information is provided to the IRS.

Failure to qualify as a Regulated Investment Company. If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate corporations receiving distributions would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

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

Valuation of Portfolio Securities

We determine the net asset value per share of our common stock quarterly and as needed when we accept additional purchases of our common stock. Our net asset value per share is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

The following procedures are followed by the Adviser's Investment Committee as delegated by the Board of Directors in carrying out its responsibilities under this valuation policy.

Each valuation is completed in writing using an approved valuation format. Each valuation is reviewed by the Investment Committee, documented in the minutes of the committee and reported to the Company's Board of Directors at a meeting of the Board after the end of the respective quarter. Our entire Board of Directors serves on the Valuation Committee.

Investments are carried at fair value, as prepared by the Adviser and approved by the Company's Board of Directors. The Adviser performs ongoing reviews of the investments to determine if an adjustment to the fair value is necessary, which is based on, among other things, whether a material event has occurred.

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

If the Adviser determines that an adjustment to the fair market value is necessary, the Adviser will in good faith determine the fair value using valuation techniques and may determine to use a valuation expert to complete and independent valuation if any of the following occur:

1)	A material event as defined above occurs.
2)	The investment or asset is complex and requires a special expertise to properly value the asset.
3)	A majority of the Board of Directors requests an independent valuation.
4)	A majority of the Investment Committee requests an independent valuation.
Our notes to the financial statements contain additional detail on our valuation policy.

Employees

Currently, we do not have any employees. The management of our investment portfolio is the responsibility of the Adviser and its Investment Committee, which currently consists of Randall Rush, Eric Davis, Wendy Fisher, Brett Wyss, L. Blaine Rush, Jeremiah Erickson and Larry Dozier. A new investment requires 67% majority vote by the Adviser's investment committee. The members of the Investment Committee are not employed by us, and receive no compensation from us in connection with their portfolio management activities. However, Messrs. Rush and Davis through their financial interests in, or management positions with, the Adviser, will be entitled to a portion of any investment advisory fees paid by us to the Adviser pursuant to the Advisory Agreement.

Custodian, Transfer and Distribution Paying Agent

Our securities are held under a custody agreement with Integrity Trust Company. The Adviser acts as our transfer agent and distribution paying agent. The principal business address of our transfer agent and distribution paying agent is 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921 and the phone number is 719-955-4801.

Brokerage Allocation and Other Practices

Subject to policies established by our Board of Directors, the Adviser is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The Adviser does not execute transactions through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm's risk and skill in positioning blocks of securities. While the Adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available.  Subject to applicable legal requirements, the Adviser may select a broker based partly upon brokerage or research services provided to the Adviser, to us and any other clients.  In return for such services, we may pay a higher commission than other brokers would charge if the Adviser determines in good faith that such commission is reasonable in relation to the services provided.

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

We have limited operating history.

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

Pending investment in target portfolio companies, our cash will be placed in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner. Further, the management fee payable to our Adviser will not be reduced while our assets are invested in such temporary investments.

We are dependent upon key management personnel of the Adviser for our future success, particularly Randall Rush and Eric Davis. If we lose either of them, our ability to implement our business strategy could be significantly harmed.

We depend on the experience, diligence, skill and network of business contacts of the Adviser's senior investment professionals.  The senior investment professionals, together with other investment professionals that the Adviser currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Randall Rush, who is also our Chairman of the Board, Treasurer and Chief Financial Officer, and Eric Davis, who is also our President and Chief Compliance Officer. The departure of either of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objectives. While Mr. Davis devotes a majority of his business time to our operations through the Adviser and does have an employment agreement with the Adviser, Mr. Davis is not subject to an employment contract with the Company.

Our Adviser and its management have limited prior experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. These constraints may hinder the Adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, although the Adviser (with the Predecessor Adviser) has ten years of wealth management experience, the Adviser has no prior experience managing a business development company, and the investment philosophy and techniques used by the Adviser may differ from the Adviser's other investment experience. Accordingly, we caution you that our investment returns could be substantially lower than the returns achieved by other business development companies.

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

If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders will likely have separate voting rights and rights, preferences, or privileges more favorable than those of our common stockholders. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. If we raise additional funds by issuing more common stock, preferred stock, or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

Our ability to grow will depend on our ability to raise capital because we must distribute most of our income.

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

Because we borrow money, the potential for gain or loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. During the fiscal year ended October 31, 2015, we established a line of credit of $3.2 million (the "LOC").  We may draw on this LOC at any time. The lender has fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect the lender to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Although the Adviser (along with the Predecessor Adviser) has been an investment adviser since 2003, it has no experience in managing a business development company. Further, as discussed above, we have limited operating history. As such, we and the Adviser are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on the Adviser's ability to identify, analyze, invest in and finance additional companies that meet our investment criteria.

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

Accomplishing this result on a cost-effective basis is largely a function of the Adviser's proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. These demands on the Adviser's time may distract them or slow the rate of investment. In order to grow, we and the Adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting, and our business may be adversely affected if we have not adequately addressed the weakness.

As a result of our evaluation of our internal control over financial reporting for the year ended October 31, 2015, management identified a material weakness related to the Company's income tax provision, presentation and disclosures in the financial statements included in the Form 10-K.  As described in "Item 9A. Controls and Procedures- Management's Report on Internal Control Over Financial Reporting," Management intends to remediate this material weakness by engaging a third party tax specialist to assist with preparing the quarterly and annual income tax provision calculation.  We believe that the audited financial statements included in this Annual Report on Form 10-K are accurate. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

In the course of our investing activities, we will pay investment advisory and incentive fees to the Adviser, and will reimburse the Adviser for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments.  Accordingly, there may be times when the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. The Adviser has the ability to direct the Company invest in instruments with original issue discount or payment in kind, features which result in incentive fees being accrued on a non-cash interest income component, and which may never actually be received by the Company.

If we use leverage in connection with investments, our gross assets and custodial assets will be increased, resulting in larger fees paid to the Adviser, thus giving rise to additional conflicts of interest.

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

We entered into a sublicense agreement with the Adviser (as consented to by the Predecessor Adviser), pursuant to which the Adviser granted us a non-exclusive license to use the name "Integrity Capital." Under the sublicense agreement, we have the right to use the "Integrity Capital" name and logo for so long as the Adviser or one of its affiliates remains the Adviser. In addition, we pay the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Advisory Agreement. These arrangements will create conflicts of interest that our Board of Directors must monitor. We also entered into a Custody Agreement with the Adviser, whereby the Adviser will hold all of our assets for a fee of 0.15% of the value of the custodied assets.

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

Our Adviser can resign on 60 days' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, and other rules implemented by the SEC. We believe that complying with these rules and regulations makes some activities time-consuming and costly and diverts significant attention of our Adviser's senior investment professionals from implementing our investment objective to these and related matters.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

Our business depends on the communications and information systems of the Adviser and its affiliates.  These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our security holders.  As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.

We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC.  We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.  As a result, we incur expenses that may negatively impact our financial performance and our ability to make distributions.  This process also results in a diversion of management's time and attention.  We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective.  In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affect.

We are subject to risks associated with the current interest rate environment.  To the extent that we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low.  Because unknown consequences are likely to result from the U.S. Government's fiscal policies and challenges during this time, we will likely experience increasing volatile interest rates at some point in the future.

To the extent that we borrow money, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such borrowings.  Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Integrity Trust Company.  Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

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

Under the Advisory Agreement the incentive fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. As our investment strategy is based primarily on debt or equity investing and as the Adviser's incentive fee is based upon the capital gains realized on our investments, the Adviser might be motivated to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

The value of our portfolio securities may not have readily available market prices. In such case, we will value these securities at fair value as determined in good faith based upon the Company's valuation policies. In connection with that determination, our Adviser will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We may also utilize the services of a third-party valuation firm. The participation of the Adviser in our valuation process could result in a conflict of interest as the Adviser's management fee is based, in part, on our gross assets. However, we will retain ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently subjective and may be based on estimates, assumptions and forecasts, our determinations of fair value may differ materially from the values that would be determined if a readily available market price for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and excessive earnings volatility.

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

The portfolio companies in which we invest may present certain challenges to us, including the lack of available information about these companies and illiquidity of these investments.

In accordance with our investment strategy, we intend to make investments in primarily U.S.-based, private companies with an equity value of less than $250 million. Generally, very little public information exists about these companies, and we are required to rely on the ability of the Adviser to obtain adequate information, conduct appropriate due diligence, and evaluate the merits of investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.  Further, the illiquidity of most of our investments poses a significant risk if we need to dispose of any investments.

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

A variety of factors may affect the ability of borrowers to make scheduled payments on loans, including failure to satisfy financial targets and covenants, a downturn in a borrower's industry or changes in the economy in general. In addition, investing in small and mid-sized companies in general involves a number of significant risks, including that small and mid-sized companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small and mid-sized companies more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
•	may be particularly vulnerable to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources.

Any of these factors or changes thereto could impair a small or mid-sized company's financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower's ability to make scheduled payments on our loans. This, in turn, could result in losses in our loan portfolio and a decrease in our net interest income and net asset value.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods.  Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods.  Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments.  Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets.  Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

  A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold.  We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.  In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower.  It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower.  Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

Risks Related to our Common Stock

There currently is no public market for our common stock, and the liquidity of shares of our common stock is limited.

Our outstanding shares of common stock are not registered under the Securities Act of 1933 (the "Securities Act") or the securities laws of any state or other jurisdiction, and are considered "restricted securities" within the meaning of Rule 144. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws.

No public trading market for our common stock currently exists nor is one expected to develop in the foreseeable future. Although the Company's articles of incorporation include a quarterly repurchase option, no repurchase may occur until after October 28, 2015. Even after such date, the Company's ability to repurchase our common stock is limited to 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters. Further, the Company can only repurchase shares with the proceeds it receives from the sale of its shares under the dividend reinvestment plan in effect at such time (unless the Board determines to dispense with this limitation). The Board of Directors has approved dispensing with the dividend reinvestment limitation and has approved for the Company to begin the process for providing a share repurchase program to its shareholders.    Nonetheless, you must be prepared to hold your shares indefinitely.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. Although we expect to be able to pay distributions from the interest and preferred dividends we receive from our investments, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly distribution payments to stockholders.

In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations. Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the micro-cap companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods.  Any such defaults could substantially reduce our net investment income available for distribution in the form of distributions to our shareholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. For example, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

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

Item 1B.                                  UNRESOLVED STAFF COMMENTS

As a non-accelerated filer, we are not required to provide disclosure pursuant to this item.

Item 2.                                        PROPERTIES

We maintain our principal executive office at 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921, in the offices of the Adviser. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the Colorado Springs area. Under the Advisory Agreement, we may pay an allocable portion of the monthly lease expenses incurred by the Adviser for this office facility. Our principal office is provided pursuant to the Advisory Agreement, therefore, we are not a party to any lease with respect to the office.

Item 3.                                        LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.                                        Mine Safety Disclosures – N/A

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of January 29, 2016, there were approximately 174 stockholders of record of our common stock.

Distributions

Our Board of Directors will determine the payment of any distributions.  We began declaring and paying distributions on a monthly basis in May 2014.  The following distributions have been paid through January 29, 2016:

Date Distribution Paid	Total Distribution Amount	Distribution Per Share
5/30/2014	$27,206	$0.0625
6/26/2014	$27,206	$0.0625
7/30/2014	$27,519	$0.0625
8/29/2014	$39,211	$0.0625
9/25/2014	$40,336	$0.0625
10/25/2014	$41,836	$0.0625
11/25/2014	$52,455	$0.0625
12/25/2014	$53,205	$0.0625
1/26/2015	$59,530	$0.0625
2/25/2015	$69,502	$0.0625
3/25/2015	$70,264	$0.0625
4/25/2015	$72,542	$0.0625
5/25/2015	$76,954	$0.0625
6/25/2015	$84,793	$0.0625
7/25/2015	$90,605	$0.0625
8/25/2015	$99,251	$0.0625
9/25/2015	$105,112	$0.0625
10/26/2015	$113,999	$0.0625
11/27/2015	$122,898	$0.0625
12/28/2015	$141,633	$0.0625
1/26/2016	$144,291	$0.0625

During the year ended October 31, 2015, there were total distributions of $948,211; of which $741,394 were distributions from ordinary income and $206,817 were return of capital. For the period ended October 31, 2014, there were no distributions of return of capital.
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

The timing of any capital gains generated from the appreciation and sale of securities we expect to receive in our portfolio companies cannot be predicted. Although we expect to be able to pay distributions from the interest and preferred dividends we receive from our initial and follow-on investments, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly distribution payments to stockholders. In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay distributions in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments. However, our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2015, there were no compensation plans under which equity securities of the Company were authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through January 15, 2016, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the period from December 10, 2013 (inception) through October 31, 2014 and for the year ended October 31, 2015 is derived from the Company's financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year-ended October 31, 2015	December 10, 2013 through October 31, 2014
Statement of Operations Data:
Total investment income	$1,148,017	$249,627
Base management fee	$186,360	$54,192
Total operating expenses	$364,845	$99,112
Net investment income	$783,172	$150,515
Net change in unrealized appreciation on investments	$474,791	$-
Net increase in net assets resulting from operations	$1,257,963	$106,240
Per Share Data:
Net investment income	$0.63	$0.33
Net increase in net assets resulting from operations	$1.01	$0.23
Cash ordinary distributions declared	$0.59	$0.37
Cash return of capital distributions declared	$0.16	$-
Balance Sheet Data:
Investments, at fair value	$16,601,703	$6,261,616
Cash and cash equivalents	$3,764,999	$900,185
Total assets	$20,680,762	$7,249,978
Total debt	$1,701,008	$-
Total liabilities	$1,855,814	$203,282
Total net assets	$18,824,948	$7,046,696

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included in this Annual Report and our 2014 Annual Report on Form 10-K for the year ended October 31, 2014.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition.  The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties.  Our actual results could differ materially from those implied or expressed in the forward-looking statement for any reason, including the factors set forth elsewhere in this Annual Report on Form 10-K and as "Risk Factors" for the year ended October 31, 2015. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

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

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies.    As of October 31, 2015 and October 31, 2014, we had debt and equity investments in twelve and four portfolio companies and one investment partnership, respectively.

Recent Developments

The Advisory Agreement, which was most recently reapproved on October 9, 2015 by our Board of Directors, including a majority of the independent directors, was assigned by the Predecessor Advisor to, and assumed by the Adviser, effective December 1, 2015.  The Adviser received all proper approvals to operate as a trust company under the state of Colorado from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City.  All wealth management, trust and advisory personnel from the Predecessor Adviser have transitioned as employees to the Adviser.  Both Predecessor Adviser and the Adviser are subsidiaries controlled by Gemini Bancshares, Inc..

Results of Operations

Investment Income.  We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire.  Our debt investments typically have a term of two to five years and bear interest at a fixed or floating rate.  In some cases, our investments provide for deferred interest payments or payment-in–kind (or "PIK") interest.  We may also generate revenue in the form of commitment, origination (related to debt investments), structuring or diligence fees, consulting fees, and fees for providing significant managerial assistance and possibly.  Any such fees will be generated in connection with our investments and recognized as earned.

We generated revenue of $1,148,017 during the year ended October 31, 2015.  This included $922,880 in interest on investments, $131,899 in revenue recognized from origination fees, $51,000 in other income, and $42,238 in dividend income.  We generated revenue of $249,627 from December 10, 2013 (inception) through October 31, 2014. This included $225,334 in interest, $14,750 in revenue recognized from origination fees and $9,543 in dividend and interest income.

For the  year ended October 31, 2015 and period ended October 31, 2014, total non-recurring investment income included $131,899 and $14,750  of amortization of loan origination fees, respectively, which includes $41,958 of unamortized origination fees recorded as income pursuant to a loan prepayment in October 2015. As this revenue is non-recurring in nature, these fees cannot be guaranteed to generate revenue for the Company in the future.

For the period from December 10, 2013 (inception) through October 31, 2014, we generated revenue of $249,627.  This included $225,334 in interest on investments, $14,750 in revenue recognized from origination fees and $9,543 in dividend income.

Expenses. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and increase during periods of asset declines. Expenses in total should remain consistent at 2.95% per the Company's Operating Expense Limitation Agreement ("OELA") discussed below.  Once current expenses fall below the limitation of 2.95%, the Company will start to receive reimbursements from the Adviser up to the 2.95%.

 During the year ended October 31, 2015, the Company had expenses of $525,187, consisting of: (i) amortization of offering costs of $31,593; (ii) legal fees of $82,888; (iii) other professional fees of $173,211; (iv) base management fees of $186,360, (v) directors' fees of $7,500; (vi) marketing expenses of $16,080; (vii) custody fees of $16,904; (viii) insurance expenses of $15,500; and (ix) other expenses of $(4,849).

For the period from December 10, 2013 (inception) through October 31, 2014, the Company had expenses of $301,198, consisting of (i) professional fees of $92,391; (ii) base management fees of $54,192; (iii) directors fees of $7,500; (iv) marketing expenses of $9,380; (v) organization costs of $134,947; (vi) custody fees of $2,111; (vii) insurance expense of $646; and (viii) other expenses of $31.

The Adviser has entered into an OELA with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the quarter ended October 31, 2015 was $16,920.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company. The Company reimburses the Adviser for expenses paid on its behalf monthly in arrears. These reimbursements are presented net of the Operating Expense Limitation Agreement discussed above.

Net Unrealized Gains and Losses.

For the year ended October 31, 2015, we had $474,792 in net unrealized gains, of which ($21,666) was as a result of investments in debt securities, $$301,084 was a result of investments in equity securities, $168,433 was a result of investments in equity securities, and $26,940 was a result of our investment in other investment companies. For the period ended October 31, 2014, we had no unrealized gains or losses resulting from investments held.

Financial condition, liquidity and capital resources.

We received $2,766,300 from the net proceeds of sales of the Company's common stock during the quarter ended October 31, 2015 and $11,468,500 for the year ended October 31, 2015.  We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of October 31, 2015, we were approximately 88% invested, compared to 89% invested at October 31, 2014.  We had cash resources of $3,764,999, which is an increase of 318% over cash resources held on October 31, 2014.  We had indebtedness of $1,701,008 as of October 31, 2015.  As of October 31, 2015, the balance of the deferred offering costs was $0.  As of October 31, 2015, the balance of organization and operating expenses subject to the recoupment under the OELA was $337,372.  For the period from and including November 1, 2015 through January 29, 2016, the Company received additional net proceeds from the sale of common stock of $1,188,000 at a price of $10.20 per share, $2,673,500 at a price of $10.16 per share, $379,100 at a price of $10.17 per share; $130,000 at a price of $10.15 per share; and $306,000 at a price of $10.30 per share.

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

As of October 31, 2015, our investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) four secured promissory notes bearing an interest rate of 12%; (v) a secured promissory note bearing an interest rate of 10% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vi) a promissory note secured by tax liens bearing a 7% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (viii) a secured promissory note bearing an interest rate of 6%; and (ix) a secured promissory note bearing an 8% interest rate.

As of October 31, 2014, our investments included: (i) a secured promissory note at 75% loan to value bearing an interest rate of 11%, (ii) a secured promissory note at 65% loan to value bearing an interest rate of 11%, (iii) a promissory note secured by tax liens bearing an 11.5% interest rate, (iv) a secured promissory note at 67% loan to value bearing an interest rate of 13%.

The Company also holds an investment in another investment company through membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual distributions at a rate of 7%.  The Company holds partnership interest through Class B membership interests in two other LLC's that are in the real estate industry and 80% membership interest in an LLC that is also in the real estate industry.  Our cash resources are held in depository accounts at First Republic Bank.  We currently have no investments in debt or equity securities of public companies.

As of October 31, 2015, we had net assets of $18,824,948 and, based on 1,849,246 shares of common stock outstanding, a net asset value per common share of $10.18.  This represents an increase of 167% in net assets as compared to October 31, 2014.  As of October 31, 2014, we had net assets of $7,046,696 and, based on 714,377 shares of common stock outstanding, a net asset value per common share of $9.86.

Revolving Credit Facility. The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,701,008 due October 21, 2016 and $0 at October 31, 2015 and October 31, 2014, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of October 31, 2015, the Company is in compliance with all covenants.

Distribution policy. Our Board of Directors will determine the payment of any distributions. We intend to declare and pay distributions on a monthly basis. Our first distribution was paid May 30, 2014 at a rate of $0.0625 per share. We pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted. Although we expect to be able to pay distributions from the interest and preferred dividends we receive from our initial and follow-on investments prior, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly distribution payments to stockholders. In addition, since we expect to have an average holding period for our portfolio company investments of two to five years, it is unlikely we will generate any capital gains during our initial years of operations. Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you.  If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See "Certain U.S. Federal Income Tax Considerations." We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Beginning with our taxable year commencing November 1, 2014, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each taxable year an amount at least equal to the sum of: (i) 98% of our ordinary income for the taxable year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending each taxable year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders' capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Contractual obligations. A summary of our significant contractual payment obligations as of October 31, 2015 is as follows:

	Payments by Period
		Less Than
	Total	One Year	1 -3 Years	3 - 5 Years

Line-of Credit	1,701,008	1,701,008	-	-
Unfunded commitments[1]	-	-	-	-

Total contractual obligations	1,701,008	1,701,008	-	-

[1] The Fund did not have any unfunded commitments as of October 31, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies.  These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.  As of October 31, 2015 and the period ended October 31, 2014, we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments.  We have entered into the Investment Advisory Agreement with Integrity Trust Company in accordance with the 1940 Act.  Under the Investment Advisory Agreement, Integrity Trust Company provides us with investment advisory and management services.  This agreement is terminable by either party upon proper notice.  For these services, we pay (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

Current Economic Environment

During the last twelve months, the state of the economy in the U.S. and abroad continued to grow at a modest pace.  Given the continued growth, the Federal Reserve decided to raise the target range a ¼ percent for the federal funds rate for the first time in 8 years in December 2015.  Rates are still at unusually low levels, so the current economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have an impact on the micro-cap companies we target for investment. As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Off-Balance Sheet Arrangements

As of the date of this annual report, we have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the financial statements reflect all adjustments and reclassifications consistently solely or normal accruals that are necessary for the fair presentation of financial results as of and for the period presented.

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

Cash and Cash Equivalents

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company held no cash equivalents at October 31, 2015 or October 31, 2014.

Revenue Recognition

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Fee income such as origination, closing, commitment, structuring and other upfront fees are generally non-recurring and are recognized as revenue when earned.  In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company may be deferred and amortized over the estimated life of the investment.  Upon prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination or other upfront fees are recorded as income.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC Topic 740"). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through October 31, 2015. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Valuation Policy

The Company's fair value accounting policies adhere to the provisions of FASBASC Topic 820, Fair Value Measurements and Disclosures. Topic ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Adviser's assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fail value measurement.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Adviser's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

The Company invests in direct debt and equity securities that are not traded on a public market. These securities are recorded at fair value as determined by the Adviser using the framework of Topic ASC 820. In addition, the Company has adopted written guidelines for determining the fair value of its investments for reporting in the accompanying financial statements. Under these guidelines, investment valuations are reviewed on a quarterly basis and investments without readily available market values are valued at fair value as prepared by the Adviser and approved by the Company's Board of Directors. In the absence of readily ascertainable market values, the Company uses valuation techniques consistent with the market, income and cost approaches, as prescribed by Topic ASC 820, in order to estimate the fair value of investments. In all cases, the Company evaluates whether the valuation techniques used and the resultant fair value estimate is representative of what the most likely buyers of the company would also pay upon exit, and therefore, whether the value is deemed to be the price expected in an orderly transaction between market participants at the measurement date.

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.Topic ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of Topic ASC 946, Financial Services — Investment Companies. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  As of October 31, 2015, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the statement of financial condition as of October 31, 2015 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have no impact on interest income, interest expense, or net investment income.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE – None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures as of October 31, 2015.  Based on this evaluation, the President and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2015.

The Audit Committee was advised of issues encountered and will be informed of key decisions reached by management relating to the remediation efforts.  Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Integrity Capital Income Fund, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Integrity Capital Income Fund, Inc. internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles.  Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Integrity Capital Income Fund, Inc., and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Integrity Capital Income Fund, Inc.'s internal control over financial reporting as of October 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control --- Integrated Framework issued in 2013.  Based on this evaluation, the President and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2015, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness described below.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended October 31, 2015, management identified a material weakness related to management's analysis regarding the Company's income tax provision, presentation and disclosures in the financial statements included in the Form 10-K.

The deficiency described above was detected while preparing the financial statements for the year ended October 31, 2015; however, the material weakness did not result in any misstatement, material or otherwise, of our financial statements.  Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of October 31, 2015.

Remediation Efforts

The Company intends to implement the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•	Future tax provision calculations will be completed by a third party tax specialist or an internal tax specialist will be hired.

Changes  in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal year ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          OTHER INFORMATION – None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORTATE GOVERNANCE

Our Board of Directors oversees our management.  The Board of Directors currently consists of three members, two of whom are not "interested persons" of the Company and the Adviser as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Currently, the entire Board of Directors serves as the Audit Committee and the Valuation Committee. The Board may establish additional committees in the future.

Board of Directors – Composition.

The Company's Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as, to date, it does not believe that the Company as an early stage company with limited personnel, requires such a committee.  However, as the Company grows, the Board may consider establishing a separate nominating committee.  As such, currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.

In identifying Board candidates it is the Board's goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company's nature while also reviewing other appropriate factors.

The Company believes that the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively.

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

Directors

Information regarding the Board of Directors is as follows:

Name	Age	Positions Held	Director Since	Expiration of Term		Portfolios overseen by director
Independent Directors:
Steve Leach	53	Director	2013	2015	*	0	*
Ric Denton	72	Director	2013	2015	*	0

Interested Directors:
Randy Rush	61	Director, Chairman, CFO & Treasurer	2013	2016		0

* The Director's term has been extended, pursuant to the Bylaws, until his or her successor is elected..

The address for each director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Date of Appointment	Positions Held
Eric Davis	37	December 10, 2013	President, CIO, CCO
Wendy Fisher	32	December 10, 2013	COO

The address for each executive officer who is not a director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Biographical Information

Eric Davis – President and Chief Investment Officer, age 37

Mr. Davis started in wealth management at NatCity Investments, a subsidiary of National City Bank, in 2000.  National City Bank was the 8th largest bank in the country at that time. He served NatCity Investments as a regional manager of an advisory group from 2003 – 2006 with principal responsibility for overseeing the investment management, retirement planning, asset allocation, and business development process for his team. During this time his team won two distinct national awards for excellence. In 2007 Mr. Davis moved to Colorado Springs and joined the Predecessor Adviser 's wealth management group. Since that time he has been instrumental in the growth of the department from a local community bank and trust with $65 million in assets under management to a leader in alternative investments that serves Registered Investment Advisers ("RIA") and clients nationally. The wealth management group of the Adviser now has over $270 million in assets under management. Mr. Davis currently serves as the President, a Manager, and as the Chair of the Integrity Wealth Management investment committee of the Adviser, overseeing investments, due diligence, strategy, and asset allocation for the group.

Randall Rush – Director, Chairman of the Board, Treasurer and Chief Financial Officer, age 61

Randy is one of the founders of that the Predecessor Advisor which was established August 11, 2003. He is the Chairman of the Board, Executive Vice President and Senior Trust Officer of the Predecessor Adviser, and has held those positions since the the Predecessor Adviser's inception. Mr. Rush serves as the Secretary and a Manager of the Adviser. Mr. Rush is also a director and Secretary / Treasurer of Gemini Bancshares, Inc., the holding company for the Predecessor Adviser. Randy has over 38 years of banking, investment and trust management experience. Previously, he served as the Executive Vice President and Senior Trust Officer for the Smith County State Bank & Trust Company, acting as the head of the trust department and responsible for the management of the bank's investment portfolio. During his tenure from 1984 to 2003 at the Smith County State Bank & Trust, located in a rural Kansas community of 2,000 people, he successfully grew the trust department from assets under management of $10,000,000 to over $235,000,000. Randy was active in the Kansas Banker's Association serving as President of the KBA Trust Division and served on the Kansas Banker's Association's Governing Council and Board of Directors. In addition, he was on the faculty of the Kansas/Nebraska schools of Trust and Financial Planning for ten years. Randy received a Master's of Business Administration from the University of Nebraska and a B.S. in Accounting from Ottawa University. Mr. Rush does not hold any other directorships of public companies as of October 31, 2015. Given Mr. Rush's extensive experience in the investment industry, the Company has concluded that Mr. Rush is a suitable director based on the current needs, business and structure of the Company.

Steve Leach, Independent Director, age 53

Over the past five years, Mr. Leach has served as CEO of WaterStone where his team helps donors develop and execute tax efficient giving strategies through various giving vehicles. WaterStone manages $250 million of assets that will ultimately be deployed to thousands of causes close to the hearts of their clients. Mr. Leach served as President of Acacia Strategic Advisors, a strategic consulting firm. A key engagement while at Acacia was the launch of Vida Capital's Longevity Fund where Steve served as the VP of Marketing and Business Development. Prior to joining Acacia, Steve served as Chief Executive Officer of NovaCentrix Corp, a nanotechnology products company from October 2005 through April 2008 when the company was sold. Steve joined NovaCentrix in late 2005 to drive the commercialization of the core materials and process technology into products for specific markets. Steve's time with Dell culminated as a Director of Strategic Investments aligned with the venture capital arm of Dell Computer, Dell Ventures. He also directed strategic marketing and business planning for Dell's $8B Home and Small Business Product Group as well as Dell's $3B Inspiron Product Group. While at Dell, IBM and Compaq Computer, the teams he served built a number of businesses that delivered billion-dollar products and associated service revenues. The skills he developed at these Fortune 500 companies provides him with a keen understanding of overall business strategy, market analysis and segmentation as well as technology planning and development and the Company has concluded that Mr. Leach is a suitable director based on the current needs, business and structure of the Company. His tenure at Dell gave him a fanatical approach to operational efficiency and technology utilization. Mr. Leach graduated from Texas A&M University with a degree in Mechanical Engineering. Mr. Leach does not hold any other directorships as of October 31, 2015.

Ric Denton, Independent Director, age 72

Ric Denton is a Silicon Valley veteran with extensive experience in taking early-stage startups from conception to multi-million dollar organizations. Over the years he has started three for-profit businesses.  He has also started two non-profits since coming to Colorado in 2004, both of which have 501c3 status.  The first non-profit is a statewide Colorado non-profit that mentors businesses that wish to receive government contracts (Procurement Technical Assistance Center – PTAC).  The second non-profit, the Rocky Mountain Innovation Partners (RMIP), was founded in 2015 to address an expanded mission of mentoring scalable startup companies while also carrying out technology transfer contracts with the U.S. Air Force Academy and with other federal laboratories.  Dr. Denton serves as CEO of RMIP, and served as CEO of the precursor organization, the Colorado Springs Technology Incubator (CSTI).  Both CSTI and RMIP address the needs of startup clients in the areas of corporate governance, product development, funding, strategic partnerships, operational guidance and go-to -market strategies.  These activities support the broad needs that Colorado Springs has in economic development.  Dr. Denton also serves as a Director of ConcealFab, a high tech Colorado Springs company that manufactures a variety of antennas in the rapidly expanding cell phone tower industry sector.  Dr. Denton holds a Ph.D. (1971) and M.S. (1968) in physics from the University of California in Santa Barbara.  Based on Dr. Denton's extensive experience in business, the Company has concluded that Dr. Denton is a suitable director based on the current needs, business and structure of the Company.

Wendy Fisher – Chief Operating Officer & Investment Committee Member, age 32

Wendy Fisher joined the Predecessor Adviser in October 2007 as an Investment Analyst. She graduated with distinction from the University of Minnesota with a BA in Political Science. In March of 2010 she obtained her CERTIFIED FINANCIAL PLANNER™ certification. Over the past five years, she has served as Operations & Investment Manager of the Predecessor Adviser's wealth management group and Operations Manager of the Adviser.  Her primary responsibilities include managing the operations staff, overseeing custody, providing client and RIA reporting, as well as maintaining and monitoring all of the investment due diligence records. Wendy also serves on the Asset and Liability Committee with responsibility to help set interest rates on deposits and to manage the allocation of investments of bank deposits for the Predecessor Adviser. She is an integral member of the Bank Asset and Liability Commitee and the Adviser's wealth management investment committee and due diligence process.

L. Blaine Rush – Investment Committee Member, age 87

Blaine is a director and Chairman of Gemini Bancshares, Inc. and serves on Integrity the Predecessor Advisor's Board of Directors, holding both of those positions since 2003. Blaine is a retired banker with over 57 years' experience in banking. His banking experience includes serving as one of the principals involved in the purchase, management and operation of multiple banking institutions in Kansas. In addition, he has also been very active in Lions Club International having served on the International Board of Directors for two years (from 1978 to 1980) as a Director and for three years (from 1980 to 1981, 1992 to 1993, and 1995 to 1996) as a Board Appointee. While on the Lions Clubs International Board as a member and as an appointee, he served on the Finance Committee and was the Chairman as a Senior Director. He also served as a member of the Board of Trustees of Ottawa University, Ottawa, Kansas from 1999 to 2009.

Jeremiah Erickson – Investment Committee Member, age 35

Jeremiah has an MBA in Finance from the University of Colorado and a Certificate in Financial Planning from Boston University. Jeremiah passed the CFP® exam in 2011, demonstrating his commitment to pursuing a high level of excellence in his field. He has been working in Financial Services since 2010, after spending four years in several HR and Management positions for Fortune 500 companies. Prior to joining the Predecessor Adviser in 2012 and the Adviser in 2015, Jeremiah was responsible for managing investments for a RIA that managed approximately $100 million in assets. Jeremiah is very active in his community as a member of a local church, serving on the Board of Directors for the Financial Planning Association of Southern Colorado, and serving as the treasurer for the Human Trafficking Task Force of Southern Colorado.

Brett Wyss – Investment Committee Member, age 37

Brett has been with the Predecessor Adviser since August of 2004 and the Adviser since 2015. He currently serves as the Senior Loan Officer and manages the loan department. He also manages a $50 Million loan portfolio. Brett developed underwriting criteria for the Adviser to include cash flow analysis, collateral analysis and business acumen of the bank's borrowers. Brett has extensive experience in loan collections and collateral liquidation and well as problem loan workouts. Brett also serves on the Asset/Liability Committee of the Adviser where he helps set interest rates and mitigate interest rate risk. Brett served on the El Paso County drainage board for six years (2007-2013) and was the board chair for the last two years. Brett is a graduate of Wheaton College (2001) and received a Master's Degree from National Louis University in Chicago (2003). He is also a graduate of the University of Colorado's Graduate School of Banking (2008).

Larry K. Dozier – Investment Committee Member, age 48

Larry is a wealth management officer and owner at the Adviser. Prior to joining the Predecessor Adviser in 2005, Larry served 20 years in the Air Force, where he was primarily responsible for managing communication resources and mentoring cadets at the Air Force Academy. Larry combines his background in the military with a broad range of financial understanding to provide his clients with a distinctively practical perspective on money management. Larry is an active member in the community and a highly motivating lecturer on financial independence. He earned his MBA in 2012 from the University of Phoenix, his B.A. in Organizational Management from Colorado Christian University and in 2006 graduated from the School of Trust & Financial Services sponsored by the Kansas and Nebraska Bankers Association. In October 2014 Larry graduated from the American Bankers Association Graduate Trust School.

Family Relationships

Randy Rush and Wendy Fisher are father and daughter, and Blaine Rush is the father of Randy Rush.  Brett Wyss is the nephew of Randy Rush.

Audit Committee Financial Expert

Our Board of Directors currently serves as the Audit Committee and the Valuation Committee. The Board of Directors has determined that Mr. Leach is an "audit committee financial expert" as that term is defined under Item 407 of Regulation S-K. Mr. Leach meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" as that term is defined in Section 2(a)(19) of the 1940 Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company's directors and officers and any persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended October 31, 2015, we believe that during the Company's 2015 fiscal year all filing requirements applicable to our officers, directors and greater-than-10% stockholders were complied with, except as follows: the Form 4 due in August for Mr.  Denton was filed late..

Board of Directors – Composition.

The Company's Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as, to date, it does not believe that the Company as an early stage company with limited personnel, requires such a committee.  However, as the Company grows, the Board may consider establishing a separate nominating committee.  As such, currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.

In identifying Board candidates it is the Board's goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company's nature while also reviewing other appropriate factors.

The Company believes that the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

The Company does not have a separately designated nominating committee.  The Company does not have such a committee because we currently believe that given our small size and because no Company securities are traded on a major stock exchange, that such a committee is not currently necessary.  Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees.  In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which shareholders may recommend nominees to the board of directors.   In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Company and its Board of Directors and the qualifications of the candidate.  With respect to potential new Board members the Board will require and/or review information such as the following:

▪	The name and address of the proposed candidate;
▪	The proposed candidates' resume or a listing of his or her qualifications to be a director of the Company;
▪	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;
▪	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and
▪	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Item 11.                          EXECUTIVE COMPENSATION

Compensation of Executive Officers

We have entered into Advisory Agreement, pursuant to which the Adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. The Advisory Agreement is terminable by either party upon proper notice. We pay the Adviser a fee for its investment advisory services under the Advisory Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimburse the Adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Advisory Agreement, including an allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Our officers do not receive any compensation directly from us. However, the principals and officers of the Adviser who also serve as the Company's officers receive compensation from, or may have financial interests in, the Adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under the Advisory Agreement.

Since inception of the Company, Mr. Rush has served as our Chief Financial Officer and Treasurer and Mr. Davis has served as our President, Chief Investment Officer and Chief Compliance Officer. Mrs. Fisher has served as our Chief Operating Officer. The compensation of our Messrs. Rush, Davis and Mrs. Fisher is paid by the Adviser and not allocated separately as an expense of the Company.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company's Adviser pursuant to the Advisory Agreement has been separately approved by a majority of the independent directors.

Compensation Committee Report

None of our executive officers receive direct compensation from the Company, therefore, we have not included a Compensation Discussion and Analysis with respect to executive officer compensation upon which the Board consulted with management on.

Compensation of Directors

The following table sets forth compensation of the Company's directors for the fiscal year ended October 31, 2015.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (2)	Total
Independent Directors:
Steve Leach	$3,750	$0	$3,750
Ric Denton	$3,750	$0	$3,750

Interested Directors:
Randy Rush	$0	$0	$0

(1)	For a discussion of the independent directors' compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

We pay our independent directors an annual fee of $3,000, payable quarterly. Our independent directors also receive a fee of $750 for any regular or special meeting attended in person in excess of four meetings in any year. The meeting fees for the first four meetings of a year are included within the annual retainer fee paid to the directors.

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

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under the Colorado Business Corporation Act and the 1940 Act. Each indemnification agreement is expected to provide that we shall indemnify the director who is a party to the agreement (an "Indemnitee"), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding. The indemnification agreements also require us to procure liability insurance coverage for our officers and directors.

We have secured insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company for any liability arising out of his actions, regardless of whether the Colorado Business Corporation Act would permit indemnification. We have obtained liability insurance which became effective October 17, 2014.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser's services under the Advisory Agreement or otherwise as the Adviser.

Item 12.        SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 15, 2016, there were issued and outstanding 2,308,650 shares of our common stock. The following table provides information regarding the beneficial ownership of our common stock as of January 15, 2016 for (i) each shareholder whom we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. The business address for each of the Company's officers and directors is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
5% Stockholders:
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	199,212		8.63%
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	160,328	(2)	6.94%
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	158,304	(3)	6.86%
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	122,283	(4)	5.30%

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Executive Officers and Directors:
Randall Rush	5,000	(5)	*
Steve Leach	0		0
Ric Denton	7,389.16	(6)	*
Eric Davis	0		0
Wendy Fisher	985.22	(7)	*
All directors and executive officers as a group (five persons)	13,374		*
* Less than 1%

(1)	The Adviser holds these shares as nominee for the benefit of certain clients that contractually require non-disclosure. None of these holders is affiliated with the Company or to the Company's knowledge with each other.

(2)	Includes 112,656.55 shares held as tenants in common; 6,300 shares held by the wife's Self-Directed IRA; 19,500 shares held by the husband's IRA; and 21,871.92 shares held by the husband individually.

(3)	Includes 38,126.57 shares held as joint tenants with the right of survivorship; 4,926.11 shares held by the husband's Self Directed IRA; 19,685.04 shares held by the husband's Roth IRA; 76,354.68 shares held by the husband individually; and 19,211.82 shares held by wife individually.

(4)	Includes shares held by three separate trusts in the name of various family members.

(5)	Includes 5,000 shares held by Mr. Rush's IRA which were purchased in a common stock offering by the Company.

(6)	Includes 7,389.16 shares held by Mr. Denton's wife's Self Directed IRA which were purchased in a common stock offering by the Company.

(7)	Includes 985.22 shares held by Mrs. Fisher's IRA which were purchased in a common stock offering by the Company

As of December 31, 2015, we do not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock or compensation plans under which equity securities are offered.  There were no authorized stock option plans existing as of October 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Management and Others

Our Board of Directors oversees our management.  The Board of Directors currently consists of three members, two of whom are not "interested persons" of the Adviser as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. As of December 31, 2015, we do not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock or compensation plans under which equity securities are offered.  There were no authorized stock option plans existing as of October 31, 2015.

We have entered into the Advisory Agreement with the Adviser.  Randall Rush, our Chief Financial Officer and Chairman of the Board of Directors, is the Executive Chairman of the Board and a shareholder of the Predecessor Adviser and the Predecessor Adviser's parent company.  Mr. Rush also serves as the Secretary and a Manager of the Adviser.  Eric Davis, our President and Chief Investment Officer, is also the President, Manager, and Chair of the investment committee of the wealth management Group of the Adviser. We have also entered into a sublicense agreement with the Adviser (as consented to by the Predecessor Adviser), pursuant to which the Bank has granted us a non-exclusive, royalty-free license to use the name "Integrity Capital." In addition, pursuant to the terms of the Advisory Agreement, the Adviser provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, the Adviser's senior investment professional, Mr. Rush, and the additional administrative personnel currently retained by the Adviser, do not serve as principals of other investment funds affiliated with the Adviser; however, they may do so in the future. Mr. Davis currently serves as the co-manager of the PCM Tax Lien Fund, LP.  Persons and entities may in the future manage investment funds with investment objectives similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with the Adviser. However, in the event such conflicts do arise in the future, the Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other affiliate or client of the Adviser. See "Risk Factors - Risks Relating to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns."

Director Independence

The Company utilizes the definition of "independent" as it is set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Based on the foregoing criteria, Messrs. Leach and Denton are considered to be independent directors.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Service Fees

Our independent registered public accounting firm, RSM US LLP (formerly McGladrey LLP through October 25, 2015)("RSM") billed the Company aggregate fees in the amount of approximately $60,990 for services rendered for the audit of the quarters ended January 31, 2015, April 30, 2015 and July 31, 2015 and $65,000 for the fiscal year ended October 31, 2015. These amounts were billed for professional services that RSM provided for the audit of our financial statements or quarterly report dated January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements since the Company's inception.

For the period ended October 31, 2014, RSM billed the Company aggregate fees in the amount of approximately $74,160 for services rendered for the review of the quarter ended June 30, 2014 and audit of the fiscal year ended October 31, 2014. These amounts were billed for professional services that RSM provided for the audit of the Company's financial statements or interim balance sheet dated June 30, 2014 and October 31, 2014, review of the interim financial statements included in our registration statement on Form 10, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements since the Company's inception.

Tax Fees

RSM billed us aggregate tax fees of $6,000 for the fiscal year ended October 31, 2015. RSM did not bill the Company for tax fees for the fiscal year ended October 31, 2014.

All Other Fees

RSM did not bill us for any other fees for the fiscal year ended October 31, 2015 and the period ended October 21, 2014.

Audit Committee's Pre-Approval Practice.

The Company's Board of Directors performs the functions of its audit committee. Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the Board of Directors unless the services meet certain de minimis standards.

The Board of Directors adopted resolutions that provided that the Board must:

•	Pre-approve all audit services that the auditor may provide to us (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(A) of the 1934 Act.
•	Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B)) of the 1934 Act that the auditors propose to provide to us or any of our subsidiaries.

The Board of Directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, the Adviser may present the request; in other cases, the auditors may present the request. The Board of Directors approved RSM performing our audit for all interim periods and for the fiscal year ended October 31, 2015.

PART IV

Item 15.                          EXHIBITS AND FINANCIAL STATEMENT

The Financial Statements filed herewith are included commencing with the Index to Financial Statements with page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation*

3.2	By-laws*

10.2	Advisory Agreement between the Company and the Adviser*

10.2.1	Amendment to Advisory Agreement between the Company and the Adviser. Incorporated by reference to Exhibit 10.2.1 attached to Form 10-K filed February 2, 2015

10.3	Sublicense Agreement between the Company and the Adviser Filed herewith.

10.4	Form of Indemnification Agreement for Directors*

10.5	Custody Agreement between the Company and Adviser*

10.6	Business Loan Agreement between the Company and Central Bank and Trust Co., dated October 28, 2015. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2016	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2016	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

	By:	/s/ Ric Denton
	Name:	Ric Denton
	Title:	Director

	By:	/s/ Steve Leach
	Name:	Steve Leach
	Title:	Director

Integrity Capital Income Fund, Inc.

Index to Financial Statements

For the year ended October 31, 2015

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets, Liabilities and Net Assets	F-3

Schedule of Investments	F-4

Statements of Operations	F-7

Statements of Changes in Net Assets	F-8

Statements of Cash Flows	F-9

Notes to Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Integrity Capital Income Fund, Inc.

We have audited the accompanying statements of assets, liabilities and net assets, including the schedules of investments, of Integrity Capital Income Fund, Inc. (the Company) as of October 31, 2015 and 2014, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the year ended October 31, 2015 and the period from December 10, 2013 (date of inception) through October 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of October 31, 2015 and 2014, by correspondence with the custodian, underlying fund advisors or counterparties. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Integrity Capital Income Fund, Inc. as October 31, 2015 and 2014, and the results of its operations, its cash flows, and the financial highlights for the year ended October 31, 2015 and the period from December 10, 2013 (date of inception) through October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

 Denver, Colorado
January 29, 2016

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	October 31, 2015	October 31, 2014

ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$15,699,391	$6,261,616
Controlled affiliate company investments	902,312	-
Total Investments at fair value (cost $16,126,912 and $6,261,616)	16,601,703	6,261,616
Cash and cash equivalents	3,764,999	900,185
Interest receivable	245,706	41,730
Deferred offering costs, net	-	31,593
Prepaid insurance	14,854	14,854
Other assets	53,500	-
Total assets	$20,680,762	$7,249,978

LIABILITIES:
Deferred loan origination fees income	$35,649	$82,750
Due to Adviser	119,157	76,257
Line of credit payable	1,701,008	-
Income taxes payable	-	44,275
Total liabilities	$1,855,814	$203,282

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$18,824,948	$7,046,696

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 1,849,246 and 714,377 common shares issued and outstanding	$185	$71
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	18,288,938	7,143,699
Net unrealized appreciation (depreciation) on investments	531,023	-
Accumulated undistributed net investment income	4,802	(97,074)

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$18,824,948	$7,046,696

Net asset value per share	$10.18	$9.86

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2015

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($2,500,000 par due 7/2017)	0% Cash / 8% PIK	Senior Secured	$2,500,000	$2,502,845	$2,845	13.2%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.4%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	350,489	(24,511)	1.9%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	2.7%

Care Payment Holdings, LLC	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,000,000	-	5.3%

eCOS, LLC	Real Estate	Promissory note ($879,800 par due 5/2018)	12.00%	Secondary Secured	879,800	879,800	-	4.7%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	19.8%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	4.2%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	4.8%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	5.2%

TVO North America, LLC	Real Estate	Promissory note ($500,000 par due at 9/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.7%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	4.4%

Total debt securities					$14,089,112	$14,067,446	$(21,666)	74.7%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	181,137	181,137	1.0%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	119,947	119,947	0.6%

Total equity securities					$-	$301,084	$301,084	1.6%

See Notes to Financial Statements

Company	Portfolio Company Industry	Investment	Interest Rate	Senior / Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%		$850,000	$850,000	$-	4.5%

NCP 2014, LLC (2)	Real Estate	Member Interest	40%		400,000	498,983	98,983	2.7%

NCPGM Georgia, LLC (2)	Real Estate	Member Interest	40%		287,800	357,250	69,450	1.9%

Total equity securities					$1,537,800	$1,706,233	$168,433	9.1%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000		$500,000	$526,940	$26,940	2.8%

Total other investment companies					$500,000	$526,940	$26,940	2.8%

Total investments					$16,126,912	$16,601,703	$474,791	88.2%

(1) Illiquid investment. At October 31, 2015, 100% of investments held by the Company were illiquid.

(2) The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 12.2% of investments at October 31, 2015.

(3) Non-income producing securities.

(4) As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio copany (including through a management agreement). Transactions during the period for the year ended October 31, 2015 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

							Net unrealized
Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other income	Net realized gains (losses)	gains (losses)
PCM Tax Lien Fund, LP	$902,312	$-	$-	$7,901	$-	$-	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2014

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	% of Net Assets

Debt Securities (United States) (1)
All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	$500,000	$500,000	7.1%

Camel Parkwood, LLC	Real Estate	Promissory note ($3,257,500 par due 5/2017)	11.00%	Senior Secured	3,257,500	3,257,500	46.2%

TLC Fund 2012, LLC	Real Estate	Promissory note ($239,000 par due 5/2018)	11.50%	Secondary Secured	239,000	239,000	3.4%

Brighton East Land, LLC	Real Estate	Promissory note ($1,800,000 par due 10/2015)	13.00%	Senior Secured	1,800,000	1,800,000	25.5%

Total debt securities					$5,796,500	$5,796,500	82.3%

Investment in other investment companies (United States) (1)
			Shares
Aequitas WRFF I, LLC	Real Estate	Member Interest	500		$465,116	$465,116	6.6%

Total other investment companies					$465,116	$465,116	6.6%

Total investments					$6,261,616	$6,261,616	88	9%

See Notes to Financial Statements

(1) Illiquid investment. At October 31, 2014, 100% of investments held by the Company were illiquid.

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS
		From December 10, 2013 (inception) to
	Year ended
	October 31, 2015	October 31, 2014

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments	$914,979	$225,334
Fee income	131,899	14,750
Dividend income	42,238	9,543
Other income	51,000	-
Total investment income from non-controlled/non-affiliate company investments	1,140,116	249,627
From controlled affiliate company investments:
Interest on investments	7,901	-
Total investment income from controlled affiliate company investments	7,901	-
Total investment income	1,148,017	249,627

EXPENSES:
Professional fees	256,099	92,391
Base management fees	186,360	54,192
Amortization of deferred offering costs	31,593	-
Marketing expenses	16,080	9,380
Custody fees	16,904	2,111
Insurance expense	15,500	646
Director fees	7,500	7,500
Organizational costs	-	134,947
Other expenses/(reimbursements)	(4,849)	31

Total expenses	525,187	301,198

Management fees waived (Note 4)	-	(25,056)
Operating expenses (reimbursed) (Note 4)	(160,342)	(177,030)

Net expenses	364,845	99,112

NET INVESTMENT INCOME	783,172	150,515

REALIZED AND UNREALIZED GAIN:
Net change in unrealized appreciation on investments:
Non-controlled/non-affiliate company investments	474,791	-

Net realized and unrealized gain on investments:	474,791	-

Income tax expense	-	44,275

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,257,963	$106,240

Per Common Share data:

Net investment income per common share - basic and diluted	$0.63	$0.33
Earnings per common share - basic and diluted	$1.01	$0.23
Weighted average shares of common stock outstanding - basic and diluted	1,239,732	462,647
Distributions declared per common share	$0.75	$0.37

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of	Accumulated undistributed net investment	Net unrealized appreciation (depreciation) on	Total Net
	Shares	Amount	Par Value	income	investments	Assets

For the period from December 10, 2013 (Inception) to October 31, 2014
BALANCE — December 10, 2013 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	714,377	71	7,143,699	-	-	7,143,770
Net increase in net assets resulting from operations	-	-	-	106,240	-	106,240
Distributions of income ($0.37 per share)	-	-	-	(203,314)	-	(203,314)

BALANCE — October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$-	$7,046,696

For the year ended October 31, 2015
Issuance of common stock	1,134,869	114	11,468,386	-	-	11,468,500
Net increase in net assets resulting from operations	-	-	-	783,172	474,791	1,257,963
Distributions of income ($0.59 per share)	-	-	-	(741,394)	-	(741,394)
Tax return of capital ($0.16 per share)	-	-	-	(206,817)	-	(206,817)

BALANCE — October 31, 2015	1,849,246	$185	$18,612,085	$(262,113)	$474,791	$18,824,948

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS
	For the year ended	From December 10, 2013 (inception) to

	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$1,257,963	$106,240
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(15,387,912)	(6,261,616)
Net proceeds from investments	5,522,616	-
Net change in unrealized appreciation on investments	(474,791)	-
Amortization of deferred offering costs	31,593	-
Amortization of deferred loan origination fees	(131,899)	-
PIK interest	(107,000)	-
Change in assets and liabilities:
Prepaid insurance	-	(14,854)
Interest receivable	(96,976)	(41,730)
Payments for capitalized organizational costs	-	(31,593)
Due to Adviser, net	42,900	76,257
Taxes payable	(44,275)	44,275
Other Assets	(53,500)	-
Deferred loan origination fees	84,798	82,750

Net cash used in operating activities	(9,356,483)	(6,040,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	11,468,500	7,143,770
Distributions of income paid	(741,394)	(203,314)
Distributions of return of capital paid	(206,817)	-
Borrowings on line of credit	1,701,008	-

Net cash provided by financing activities	12,221,297	6,940,456

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,864,814	900,185

CASH AND CASH EQUIVALENTS — Beginning of period	900,185	-

CASH AND CASH EQUIVALENTS — End of period	$3,764,999	$900,185

Taxes, including excise tax, paid during the period	$(38,318)	$-
Distributions declared and paid during the period	$948,211	$(203,314)

Supplemental non-cash activity:
Interest receivable converted to investment	$23,312	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

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

The Company invests principally in debt, equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as "micro-cap companies."  The Company's primary emphasis is to identify companies with experienced management and positive cash flow from operations by 1) accessing established relationship channels of Integrity Trust Company, (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of Integrity Trust Company and (5) drawing upon the combined experience and resources of Integrity Trust Company and its affiliates.

We generally invest in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.

The Company is managed by Integrity Wealth Management, a division of Integrity Bank & Trust, a Colorado corporation (the "Adviser"), who also serves as the investment adviser and provides the Company with certain administrative services necessary to operate. On December 1, 2015, Integrity Trust Company, LLC ("Integrity Trust Company") was opened to accept all lines of business from the Adviser. Integrity Trust Company is an affiliate of Integrity Bank & Trust and has the same employees and address as the prior Adviser and there is no change in ownership or management. The Company notes that this change will have no impact on services or relationships with clients.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X.  In the opinion of management, the financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

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
Year Ended October 31, 2015

Cash and Cash Equivalents

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. See further description of fair value methodology in Note 5.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company's shares offered for sale.  The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statements of Assets, Liabilities and Net Assets.  The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the Company's registration under the Securities and Exchange Act of 1934 was effective (November 1, 2014). As of October 31, 2015, the deferred offering costs incurred by the Company had been fully amortized.

Organization Costs

Organization costs are expenses such as legal fees incurred to establish and incorporate the Company. Organization costs have been expensed as incurred.

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the year ended October 31, 2015 and period ended October 31, 2014, the Company earned interest income of $922,880 and $225,334, respectively. As of October 31, 2015 and October 31, 2014, the Company had interest receivable of $245,706 and $41,730, respectively.

Fee income such as origination, closing, commitment, structuring and other upfront fees are generally non-recurring and are recognized as revenue when earned.  In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company may be deferred and amortized over the estimated life of the investment.  Upon prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination or other upfront fees are recorded as income.

For the periods ended October 31, 2015 and October 31, 2014, the Company received loan origination fees of $84,798 and $97,500, respectively. For the  year ended October 31, 2015, total non-recurring investment income included $131,899 and $14,750 of amortization of loan origination fees, respectively, which includes $41,958 of unamortized origination fees recorded as income pursuant to a loan prepayment in October 2015. As this revenue is non-recurring in nature, these fees cannot be guaranteed to generate revenue for the Company in the future.

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

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period ended October 31, 2015, the Company held three investments, Ajubeo, Inc., Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of October 31, 2015 the balance of accrued PIK interest related to these investments were $26,583, $23,750, and $56,667, respectively. All PIK interest amounts are recorded within the interest receivable balance as of October 31, 2015. The Company notes that investments held with PIK interest do not have cash interest rates. For the period ended October 31, 2014, the Company did not hold any investments with contractual PIK interest.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

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
Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the year ended October 31, 2015, the Company recorded dividend income of $42,238,and for the period ended October 31, 2014 the Company recorded dividend income of $9,543.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were no non-accrual loans held as of October 31, 2015 or October 31, 2014.

Partial loan sales:  The Company follows the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the year ended October 31, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $540,000 and $800,000 of the Company's interest in its Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from this partial loan sale. For the period ended October 31, 2014, there were no partial loan sales.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company elected to be treated as a RIC under the Internal Revenue Code beginning with the tax year ending October 31, 2015. Such election was made upon the filing of the Company's first federal tax return for RIC purposes.  In order to continue to qualify as a RIC, among other things, the Company must meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company has made the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions of income. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the financial statements of the Company.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC Topic 740"). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through October 31, 2015. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the year ended October 31, 2015, there were total distributions of $948,211; of which $741,394 were distributions from ordinary income and $206,817 were return of capital. For the period ended October 31, 2014, there were no distributions of return of capital.

Accounting for derivative instruments

The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the statements of operations.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its financial statements.

In May 2015, FASB issued ASU 2015-07 "Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)." This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt ASU 2015-07 as of October 31, 2015.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

3.	BORROWINGS

Revolving Credit Facility

On October 21, 2015, the Company entered into a senior secured revolving credit facility up to $3,200,000.  The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a fixed rate of 4.85%. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,701,008 at October 31, 2015. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution of income payments, financial guarantees, business combinations, and other related items. As of October 31, 2015, the Company is in compliance with all covenants.

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of October 31, 2015, the Company's asset coverage was 1207%.

4.	RELATED PARTY TRANSACTIONS AND AGREEMENTS

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

For the year ended October 31, 2015, the Adviser earned $186,360 in base management fees.  For the period December 10, 2013 through October 31, 2014, the Adviser earned $54,192 in base management fees.  There was no Incentive Fee for the year ended October 31, 2015 and the period December 10, 2013 through October 31, 2014.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser.  The Adviser invoices the Company on a quarterly basis for the pro-rata portion of the annual amount, calculated as of the last business day of each quarter.  The property originally delivered to the Adviser, and earnings there from, together with any additional property delivered to the Adviser, and earnings there from, shall constitute the "Custodial Property." For the year ended October 31, 2015, the Adviser earned $16,904 in custody fees.  There were custody fees of $2,111 incurred for the period December 10, 2013 (inception) through October 31, 2014.

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

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit total operating expense to 2.34% of total operating expenses of the Company.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years.  The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the year ended October 31, 2015 was $160,342.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or 2.34% limit related to each respective period. The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed by the Adviser and the expiration date for such future possible reimbursement by the Company.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	55,091	October 31, 2017
January 31, 2015	77,836	January 31, 2018
April 30, 2015	49,943	April 30, 2018
July 31, 2015	15,643	July 31, 2018
October 31, 2015	16,920	October 31, 2018
	$337,372

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  As of October 31, 2015, $119,157 is due to the Adviser for such reimbursements, net of the OELA reimbursed of $337,372.  As of October 31, 2014, $76,257 was due to the Adviser for such reimbursements, net of $25,056 of management fees deferred and $177,030 of OELA reimbursed. The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  Topic ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of Topic ASC 946, Financial Services — Investment Companies. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available.

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at October 31, 2015 and October 31, 2014 had no readily available market value and are included in Level 3 of the fair value hierarchy.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by management, as described throughout this note.. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

All debt securities in TVO Capital Management, LLC ("TVO") are interim loans to assist with pursuit costs and out-of-pocket due diligence expenses related to real estate transactions.  If the property acquisitions are unsuccessful, TVO shall repay such interim loan, with interest, upon demand.  If the property acquisitions are successful, TVO shall repay such interim loan's interest and the principal will convert to General Partner equity upon Final Close of each respective transaction.

The following tables present information about the Company's assets measured at fair value on a recurring basis at October 31, 2015 and October 31, 2014.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the periods ended October 31, 2015 and October 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	October 31, 2015
Investments:
Debt Securities	$-	$-	$14,067,446	$14,067,446
Equity Securities	-	-	301,084	301,084
Investments in Partnership
Interests	-	-	1,706,233	1,706,233
Investment in Other
Investment Companies*	-	-	-	526,940
Total	$-	$-	$16,074,763	$16,601,703

* In accordance with ASC 820, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the financial statements.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Assets Measured at Fair Value on a Recurring Basis at October 31, 2015:

The Company estimates that it will receive liquidating distributions from its investments in Other Investment Companies over a period consistent with the investee company's estimated life plus available extension periods, which is 3 years from the Effective Date with two additional 12-month extensions available at the discretion of the General Partner (or "GP").  For the investment in other investment companies, the Company will pay the management of such investment company a monthly management fee based on the product of $65 and the number of Portfolio Assets then held by the investment company. The investment company specializes in the acquisition of real property rights to ground leases and easements primarily under infrastructure assets. The Company has fully funded its capital commitment to the investment company. The Company's investment in other investment companies is stated at fair value based on the underlying NAV as a practical expedient.

Assets Measured at Fair Value on a Recurring Basis at October 31, 2014

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	October 31, 2014
Investments:
Debt Securities	$-	$-	$5,796,500	$5,796,500
Investment in Other Investment Companies**	-	-	465,116	465,116
Total	$-	$-	$6,261,616	$6,261,616

**The Company's investment in other investment companies at October 31, 2014 was stated at fair value based on a subsequent transaction in which the Company redeemed its interest in its Other Investment Company. Accordingly, the investment in Other Investment Companies is classified as Level 3 in the Topic ASC 820 fair value hierarchy as the investment was valued using a subsequent market transaction and not net asset value per share.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at December 10, 2013	$-	$-	$-	$-	$-
Purchases of investments	5,796,500	-	-	465,116	6,261,616
Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	14,200,112	-	687,800	-	14,887,912
Sales of investments	(5,057,500)	-	-	(465,116)	(5,522,616)
Settlements/Conversions	(850,000)	-	850,000	-	-
Net unrealized gains/(losses)	(21,666)	301,084	168,433	-	447,851
Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$-	$16,074,763

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at October 31, 2015 and October 31, 2014.

October 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$14,067,446	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$301,084	Earnings Multiple	Market Comparables	$301,084
Investments in Partnership Interests	$1,706,233	Income Approach	Capitalization Rate	6.4 - 7.8% (6.9%)

October 31, 2014
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$5,796,500	Yield Analysis	Market Yield	11.0 - 13.0% (11.6%)
Investment in Other Investment Companies	$465,116	Subsequent Market Transaction	Redemption Agreement	$465,116

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

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company has no such commitments outstanding at October 31, 2015 and had outstanding commitments of $34,884 as of October 31, 2014.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the year ended October 31, 2015 and period from December 10, 2013 (inception) to October 31, 2014.

	For the year ended October 31,	From December 10, 2013 (inception) to October 31,
	2015	2014
Earnings per share – basic and diluted:
Net increase/(decrease) in shareholders' equity resulting from operations	$1,257,963	$106,240
Weighted average shares outstanding – basic and diluted	1,239,732	462,647
Earnings per share – basic and diluted	$1.01	$0.23

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

8.	DISTRIBUTIONS FROM INCOME

The Company's distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company's declarations and distributions during the year ended October 31, 2015:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2014	11/26/2014	$0.0625	$ 52,455
12/25/2014	12/29/2014	$0.0625	$ 53,205
1/26/2015	1/28/2015	$0.0625	$ 59,530
2/25/2015	2/26/2015	$0.0625	$ 69,502
3/25/2015	3/26/2015	$0.0625	$ 70,264
4/25/2015	4/28/2015	$0.0625	$ 72,542
5/25/2015	5/27/2015	$0.0625	$ 76,954
6/25/2015	6/25/2015	$0.0625	$ 84,793
7/25/2015	7/28/2015	$0.0625	$ 90,605
8/25/2015	8/25/2015	$0.0625	$ 99,251
9/25/2015	9/25/2015	$0.0625	$105,112
10/26/2015	10/27/2015	$0.0625	$113,999

9.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the year ended October 31, 2015	From December 10, 2013 (inception) to October 31, 2014

Net asset value at beginning of period	$9.86	$-
Issuance of common stock	-	10.00
Net investment income/(loss) (2)	0.63	0.33
Net realized and unrealized gain (loss) (2)	0.38	-
Net increase in shareholders' equity	1.01	10.33
Accretive effect of share issuance above NAV (3)	0.06	-
Shareholder distributions:
From net investment income	(0.59)	(0.37)
From return of capital	(0.16)	-
Income tax expense	-	(0.10)
Net asset value at end of period	$10.18	$9.86
Shares outstanding at end of period	1,849,246	714,377
Ratio/Supplemental Data:
Weighted average net assets at end of period	12,367,627	4,562,919

Total return based on net asset value (4)	10.24%	2.30%

Ratio of gross operating expenses to average net assets	4.25%	6.95	% (1)
Deferred or reimbursed expenses	-1.30%	-4.23	% (1)
Ratio of net operating expenses to average net assets	2.95%	2.72	% (1)
Ratio of net investment income/(loss) to average net assets	6.33%	4.25	% (1)
Average debt outstanding (5)	1,700,504	-
Average debt outstanding per share	$1.37	$-
Portfolio turnover	54.58%	0.00%

(1)	The ratios have been annualized except for those expenses that are not recurring, such as organizational costs.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's distribution reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	The average debt outstanding has been calculated using the initial funding date as the line of credit was not opened until the last month of the period.

These financial highlights may not be indicative of the future performance of the Company. Financial highlights are calculated for all outstanding common stock as a whole.  An individual shareholder's return and ratios may vary.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

10.	RISKS AND UNCERTAINTIES

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

As the Company currently holds three investments with PIK interest, we note that the interest rate and warrants received on PIK securities reflects the payment deferral and increased credit risk associated with such instruments. Such investments generally represent a significantly higher credit risk than coupon loans. We note that even if accounting conditions were met, the borrower could still default when the Fund's actual collection is supposed to occur at the maturity of the obligation. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of associated collateral.  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. PIK securities also create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Fund for these fees.

11.	INDEMNIFICATIONS

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

12.	FEDERAL TAX INFORMATION

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes deferred tax assets to the extent that they are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.  As the Company has elected to be treated as a RIC beginning on November 1, 2014, there is no benefit to any deferred tax assets and thus a full valuation allowance was recorded as of October 31, 2014.  As a RIC, the Company generally does not pay corporate level federal income taxes on ordinary income or realized capital gains that are distributed. Prior to the conversion to a BDC, the income tax expense (benefit) consists of the following for the period ended October 31, 2014:

October 31, 2014
Federal	$37,994
State	6,281
$44,275

Current	$44,275
Deferred	-
$44,275

The total provision for income taxes differs from the amount computed by applying the applicable statutory rates primarily due to state taxes and other differences as follows for the period ended October 31, 2014:

October 31, 2014
Expected at statutory rates	$51,175
State taxes, net of federal benefit	4,145
Effect of graduated rates	(11,045)
Nondeductible expenses	-
$44,275

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

The Company classifies estimated interest and penalties associated with uncertain tax positions, if any, as a component of tax expense.  There were no such interest and penalties estimated or accrued at October 31, 2014.

The Company currently has no unrecognized tax benefit.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP.  These book/tax differences are either temporary or permanent in nature. The following amounts were reclassified for tax purposes:

Year ended October 31, 2015
Paid-in Capital in excess of par	$(323,147)
Increase in accumulated net realized gain	-
Distributions in excess of net investment income	323,147
Accumulated net realized loss	-

The permanent book-to-tax differences are primarily due to return of capital.

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income for the year ended October 31, 2015:

Year ended October 31, 2015
Net (decrease) increase in net assets resulting from operations	$1,257,963
Net change in the realized depreciation (appreciation) on investment	(474,791)
Other temporary book-to-tax difference	(41,778)
Taxable income before deductions for distributions	$741,394

The following reconciles the components of undistributed taxable income on a tax basis to accumulated earnings/(deficit) on a book basis for the year ended October 31, 2015:

Year ended October 31, 2015
Undistributed ordinary income - tax basis	$-
Undistributed long-term capital gain (capital loss carryforward)	(8,044)
Other book to tax differences	12,846
Unrealized appreciation (depreciation) on investments and debt	$531,023
Total accumulated deficit - book basis	535,825

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the twelve months ended October 31, 2015 were as follows:

		Per Share
Ordinary Distributions	$741,394	$0.59
Return of capital	206,817	0.16
	$948,211	$0.75

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation (depreciation), as unrealized gains or losses are not included in taxable income until they are realized and the timing and tax classification of partnership income.

As of October 31, 2015, the cost basis of investments for tax purposes was $16,070,680 resulting in estimated gross unrealized gains and losses of $555,534 and $24,511, respectively.  As of October 31, 2014, the cost basis of investments for tax purposes was $6,261,616.  There were no gross unrealized gains and losses for the period ended October 31, 2014.

As of October 31, 2015, for tax purposes there was a $8,044 short term capital loss carryforward.

The Company files federal and Colorado income tax returns.  All tax years since inception remain open to examination.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	4/30/2014	7/31/2014	10/31/2014	1/31/2015	4/30/2015	7/31/2015	10/31/2015
Total investment income	$5,831	$105,581	$138,215	$220,515	$255,644	$251,549	$420,309
Net investment income	$(11,993)	$85,375	$77,133	$157,600	$175,422	$154,116	$296,034
Net increase in net assets resulting from operations	$(11,993)	$61,528	$56,705	$248,243	$289,323	$210,437	$509,960
Net increase in net assets resulting from operations per share (basic and diluted)	$(0.03)	$0.14	$0.09	$0.29	$0.26	$0.16	$0.30

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2015

14.	SUBSEQUENT EVENTS

For the purpose of issuing these financial statements, the Company evaluated events and transactions through the date the financial statements were issued.

On November 2, 2015, NCP 2014, LLC sold its only remaining real estate asset and subsequently distributed $498,983 to the Company on November 12, 2015. NCP 2014, LLC withheld funds for final expenses and will make a final distribution to the Company, if any, once all anticipated expenses are paid.

On December 16, 2015, the Company made an additional investment of $1,675,000 through a promissory note with 5500 South Quebec Holdings, LLC. On January 21, 2016, the Company made an additional investment of $321,750 through promissory notes with eCOS, LLC.

The Company continued to pay its monthly distribution of $0.0625 per share.

On November 19, 2015, the Company made a payment on its line of credit of $1,100,000. On December 1, 2015, the Company made a payment on its line of credit of $606,563 for the remaining principal and interest balance.

From November 1, 2015 to November 16, 2015, the Company sold 116,471 shares of common stock at a price of $10.20 per share; from November 17, 2015 to December 1, 2015, the Company sold 263,143 shares of our common stock at a price of $10.16 per share;  from December 2, 2015 to December 30, 2015, the Company sold 37,276 shares of our common stock at a price of $10.17 per share; and from December 31, 2015 to January 14, 2016, the Company sold 12,808 shares of common stock at $10.15 per share; and from January 15, 2016 to January 29, 2016, the Company sold 29,709 shares of common stock at $10.30 per share, for a total of $4,676,600 of new capital invested.  On January 6, 2016, the Company notified the SEC that it intends to redeem up to 35,111 shares of common stock (the "Redeemed Shares"). If requests received for redemption exceed the number of shares available, then the Redeemed Shares will be repurchased on a pro rata basis at a price per share of $10.18, which represents the Company's net asset value per share at October 31, 2015.