Form 10-Q
period 2016-01-31
Integrity Capital Income Fund, Inc.
filed 2016-03-16
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒	Smaller reporting Company 
     
There were 2,404,417 shares of the issuer's common stock, par value $0.0001, outstanding as of March 11, 2016.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	the risks, uncertainties and other factors we identify in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2015 filed with the SEC on February 1, 2016 and elsewhere in this report and in our filings with the SEC.
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

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED January 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	January 31, 2016	October 31, 2015
	(unaudited)
ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$17,358,842	$15,699,391
Controlled affiliate company investments	902,312	902,312
Total Investments at fair value (cost $17,836,781 and $16,126,912)	18,261,154	16,601,703
Cash and cash equivalents	4,803,597	3,764,999
Interest receivable	452,039	245,706
Prepaid insurance	10,979	14,854
Other assets	52,818	53,500
Total assets	$23,580,587	$20,680,762

LIABILITIES:
Deferred loan origination fees income	$-	$35,649
Due to Adviser	160,369	119,157
Line of credit payable	-	1,701,008
Total liabilities	$160,369	$1,855,814

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$23,420,218	$18,824,948

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 2,308,650 and 1,849,246 common shares issued and outstanding	$231	$185
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	22,965,492	18,288,938
Accumulated over-distributed net investment income	(197,486)	4,802
Net unrealized appreciation (depreciation) on investments	480,605	531,023
Net realized gain on investments	171,376	-

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$23,420,218	$18,824,948

Net asset value per share	$10.14	$10.18

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF JANUARY 31, 2016
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($4,175,000 par due 12/2019)	0% Cash /8% PIK	Senior Secured	$4,145,588	$4,205,267	$59,679	18.0%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,176	176	2.1%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,124	124	2.1%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,018	18	0.3%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash /8% PIK	Secondary Secured	375,000	354,534	(20,466)	1.5%

All Pro Funding II, LLC	Real Estate	Promissory note ($1,000,000 par due 12/2020)	11.00%	Senior Secured	1,000,000	1,000,000	-	4.3%

Care Payment Holdings, LLC	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,001,020	1,020	4.3%

eCOS, LLC	Real Estate	Promissory note ($1,134,785 par due 5/2018)	12.00%	Secondary Secured	1,131,881	1,134,785	2,904	4.8%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	16.1%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	3.4%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	3.9%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	4.2%

TVO North America, LLC	Real Estate	Promissory note ($500,000 par due at 9/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.1%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	3.5%

Total debt securities					$16,486,781	$16,530,236	$43,455	70.6%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	168,435	168,435	0.7%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	169,209	169,209	0.7%

Total equity securities					$-	$337,644	$337,644	1.4%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$862,197	$12,197	3.7%

Total equity securities				$850,000	$862,197	$12,197	3.7%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$531,077	$31,077	2.3%

Total other investment companies				$500,000	$531,077	$31,077	2.3%

Total investments				$17,836,781	$18,261,154	$424,373	78.0%

See Notes to Financial Statements

(1)	Illiquid investment. At January 31, 2016 100% of investments held by the Company were illiquid.

(2)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 6.2% of investments at January 31, 2016.

(3)	Non-income producing securities.

(4)
As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio copany (including through a management agreement).  Transactions during the three months ended January 31, 2016 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$-	$-	$-	$16,141	$-	$-	$-

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2015

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($2,500,000 par due 7/2017)	0% Cash / 8% PIK	Senior Secured	$2,500,000	$2,502,845	$2,845	13.2%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.4%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	350,489	(24,511)	1.9%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	2.7%

Care Payment Holdings, LLC	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,000,000	-	5.3%

eCOS, LLC	Real Estate	Promissory note ($879,800 par due 5/2018)	12.00%	Secondary Secured	879,800	879,800	-	4.7%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	19.8%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	4.2%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	4.8%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	5.2%

TVO North America, LLC	Real Estate	Promissory note ($500,000 par due at 9/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.7%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	4.4%

Total debt securities					$14,089,112	$14,067,446	$(21,666)	74.7%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	181,137	181,137	1.0%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	119,947	119,947	0.6%

Total equity securities					$-	$301,084	$301,084	1.6%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$850,000	$-	4.5%

NCP 2014, LLC (2)	Real Estate	Member Interest	40%	400,000	498,983	98,983	2.7%

NCPGM Georgia, LLC (2)	Real Estate	Member Interest	40%	287,800	357,250	69,450	1.9%

Total equity securities				$1,537,800	$1,706,233	$168,433	9.1%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$526,940	$26,940	2.8%

Total other investment companies				$500,000	$526,940	$26,940	2.8%

Total investments				$16,126,912	$16,601,703	$474,791	88.2%

See Notes to Financial Statements

(1)	Illiquid investment. At October 31, 2015, 100% of investments held by the Company were illiquid.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$902,312	$-	$-	$7,901	$-	$-	$-

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Three months ended
	January 31, 2016	January 31, 2015
	(unaudited)	(unaudited)

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments	$344,085	$215,211
Dividend income	7,964	5,304
Total investment income from non-controlled/non-affiliate company investments	352,049	220,515
From controlled affiliate company investments:
Interest on investments	16,141	-
Total investment income from controlled affiliate company investments	16,141	-
Total investment income	368,190	220,515

EXPENSES:
Professional fees	127,036	88,243
Base management fees	88,971	31,252
Amortization of deferred offering costs	-	7,898
Marketing expenses	4,020	4,020
Custody fees	8,897	3,581
Insurance expense	3,875	3,875
Director fees	1,500	1,500
Interest expense	5,554	-
Other expenses	-	382

Total expenses	239,853	140,751

Operating expenses (reimbursed) (Note 4)	(78,196)	(77,836)

Net expenses	161,657	62,915

NET INVESTMENT INCOME	206,533	157,600

REALIZED AND UNREALIZED GAIN:
Net realized gain on investments:
Non-controlled/non-affiliate company investments	171,376	-
Net change in unrealized appreciation on investments:
Non-controlled/non-affiliate company investments	(50,418)	90,643

Net realized and unrealized gain on investments:	120,958	90,643

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$327,491	$248,243

Per Common Share data:

Net investment income per common share - basic and diluted	$0.10	$0.18
Earnings per common share - basic and diluted	$0.15	$0.29
Weighted average shares of common stock outstanding - basic and diluted	2,148,460	859,302
Distributions declared per common share	$0.19	$0.19

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of Par	Accumulated over-distributed net investment	Net Unrealized Appreciation (Depreciation) on	Net Realized Gain on	Total Net
	Shares	Amount	Value	income	Investments	investments	Assets

For the three months ended January 31, 2015 (unaudited)
BALANCE -- October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$-	$-	$7,046,696

Issuance of common stock	311,826	32	3,118,968	-	-	-	3,119,000
Net increase in shareholders' equity resulting from operations	-	-	-	157,600	90,643	-	248,243
Dividends ($0.19 per share)	-	-	-	(165,190)	-	-	(165,190)

BALANCE — January 31, 2015	1,026,203	$103	$10,262,667	$(104,664)	$90,643	$-	$10,248,749

For the three months ended January 31, 2016 (unaudited)
BALANCE -- October 31, 2015	1,849,246	185	18,612,085	(262,113)	474,791	-	$18,824,948

Issuance of common stock	459,404	46	4,676,554	-	-	-	4,676,600
Net increase in net assets resulting from operations	-	-	-	206,533	(50,418)	171,376	327,491
Dividends (0.19 per share)	-	-	-	(408,821)	-	-	(408,821)

BALANCE — January 31, 2016	2,308,650	$231	$23,288,639	$(464,401)	$424,373	$171,376	$23,420,218

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	January 31, 2016	January 31, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$327,491	$248,243
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(2,450,782)	(2,120,000)
Proceeds from principal payments and sales of investments	925,941	1,265,116
Net realized gain on investments	(171,376)	-
Net change in unrealized appreciation on investments	50,418	(90,643)
Accretion of loan origination fees	(13,651)	24,875
Amortization of deferred offering costs	-	7,898
PIK interest	(240,034)	-
Change in assets and liabilities:
Due from Adviser, net	-	(12,629)
Prepaid insurance	3,875	3,875
Interest receivable	33,701	(17,509)
Due to Adviser	41,212	(76,257)
Taxes payable	-	(44,275)
Other Assets	682	-
Deferred loan origination fees	(35,649)	-

Net cash used in operating activities	(1,528,172)	(811,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	4,676,600	3,119,000
Distributions of income paid	(408,821)	(165,190)
Repayments on line of credit	(1,701,008)	-

Net cash provided by financing activities	2,566,771	2,953,810

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,038,599	2,142,504

CASH AND CASH EQUIVALENTS — Beginning of period	3,764,999	900,185

CASH AND CASH EQUIVALENTS — End of period	$4,803,598	$3,042,689

Interest Paid during the period	$5,554	$-
Taxes paid during the period	$-	$(44,600)
Distributions declared and paid during the period	$(408,821)	$(165,190)

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

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

The Company invests principally in debt, equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as “micro-cap companies.”  The Company’s primary emphasis is to identify companies with experienced management and positive cash flow from operations by (1) accessing established relationship channels of Integrity Trust Company, LLC, a Colorado limited liability company (the “Adviser”), (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of the Adviser and (5) drawing upon the combined experience and resources of the Adviser and its affiliates.

We generally invest in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

The Company is managed by Integrity Trust Company, LLC. On December 1, 2015, this adviser role was transferred from Integrity Bank & Trust, an affiliated entity, to Integrity Trust Company, LLC. The Company notes that this was just a change in legal structure and did not change the Adviser employees or physical address.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946—Financial Services—Investment Companies (“ASC Topic 946”). In the opinion of management, the financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In first quarter fiscal 2016, the Company concluded it was appropriate to capitalize loan origination fees charged on promissory notes as a reduction to the initial cost of the investment and accrete such amounts over the estimated life of the investment as interest income. Previously, such fees were deferred and amortized over the estimated life of the investment. Accordingly, the Company had revised the classification to report these amounts as interest income on investments. Corresponding reclassifications have also been made to the Statement of Cash Flows for the first three months of fiscal year 2015. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows, and had no effect on the previously reported Statement of Operations for any period.

Cash and Cash Equivalents

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Fair Value of Investments

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
Three Months Ended January 31, 2016
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

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company’s shares offered for sale. The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statements of Assets, Liabilities and Net Assets. The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the Company’s registration under the Securities and Exchange Act of 1934 (the “Exchange Act”) was effective (November 1, 2014). As of October 31, 2015, the deferred offering costs incurred by the Company had been fully amortized.

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three months ended January 31, 2016 and January 31, 2015, the Company earned interest income of $360,226 (including $16,141 interest on investments from affiliate company) and $215,211, respectively. As of January 31, 2016 and October 31, 2015, the Company had interest receivable of $452,039 and $245,706, respectively.

Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended January 31, 2016 and 2015, interest income included $13,651 and $11,125 respectively of accretion of loan origination fees. For the three months ended January 31, 2016 and 2015, the Company received loan origination fees of $0 and $36,000, respectively.

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

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended January 31, 2016, the Company held three investments, Ajubeo, Inc., Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of January 31, 2016 the balance of accrued PIK interest related to these investments was $34,381, $80,753, and $124,900, respectively. For the year ended October 31, 2015, the Company held three investments, Ajubeo, Inc. Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of October 31, 2015, the balance of PIK interest related to these investments was $26,583, $23,750, and $56,667 respectively. All PIK interest amounts are recorded within the interest receivable balance as of January 31, 2016. The Company notes that investments held with PIK interest do not have cash interest rates.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended January 31, 2016, the Company recorded dividend income of $7,964, and for the three months ended January 31, 2015, the Company recorded dividend income of $5,304.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. There were no non-accrual loans held as of January 31, 2016 or October 31, 2015.

Partial loan sales: The Company follows the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statement of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended January 31, 2016 there were partial loan sales which met the definition of a participating interest to a related third party of $40,000 of the Company’s interest in its Promissory Note in eCOS, LLC. For the three months ended January 31, 2015 there were partial loan sales which met the definition of a participating interest to a related third party of $800,000 of the Company’s interest in its Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from these partial loan sales.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company elected to be treated as a RIC under the Internal Revenue Code beginning with the tax year ended October 31, 2015. Such election was made upon the filing of the Company's first federal tax return for RIC purposes.  In order to continue to qualify as a RIC, among other things, the Company must meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company has made the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions of income. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. For the three months ended January 31, 2016 and 2015, there was no amount recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through January 31, 2016. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the three months ended January 31, 2016, there were total distributions of $408,821. During the three months ended January 31, 2015, there were total distributions of $165,190.

Accounting for derivative instruments

The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the statements of operations.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its financial statements.

In May 2015, FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent).” This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2015, however, early adoption is permitted. The Company elected to early adopt ASU 2015-07 as of October 31, 2015.

3.	BORROWINGS

Revolving Credit Facility

On October 21, 2015, the Company entered into a senior secured revolving credit facility up to $3,200,000.  The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a fixed rate of 4.85%. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $0 at January 31, 2016 and $1,701,008 at October 31, 2015. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution of income payments, financial guarantees, business combinations, and other related items. Interest expense related to the line of credit for the three months ended January 31, 2016 and January 31, 2015 was $5,554 and $0, respectively. As of January 31, 2016, the Company is in compliance with all covenants.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of October 31, 2015, the Company’s asset coverage was 1207%.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

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

The Incentive Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year beginning November 1, 2014, and equals 20% of “Net Investment Income” above 7.5% for the year. “Net Investment Income” is defined as all income accrued during the year minus operating expenses, Base Management Fee and expenses paid under the Investment Advisory Agreement. Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income not yet received in cash. Net Investment Income does include any realized capital gains, realized capital losses, or unrealized capital depreciation. It does not include unrealized capital appreciation.

For the three months ended January 31, 2016 and January 31, 2015, the Adviser earned $88,971 and $31,252, respectively in base management fees. There was no Incentive Fee for the three months ended January 31, 2016 or January 31, 2015.

Custody Agreement

As compensation for the Adviser’s services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser through October 31, 2015. Effective November 1, 2015, Custodial Property was amended to be defined as gross assets at the end of the most recently completed fiscal quarter, appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter.  The Adviser invoices the Company quarterly in arrears for the pro-rata portion of the annual amount.  For the three months ended January 31, 2016 and January 31, 2015, the Adviser earned $8,897 and $3,581, respectively, in custody fees.

Administration Agreement
Pursuant to the Investment Advisory Agreement, the Adviser furnishes the Company with equipment and clerical, bookkeeping and record-keeping services, as well as certain administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to shareholders and reports filed with the SEC.  In addition, the Adviser assists the Company in monitoring portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to shareholders, providing support for risk management efforts and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.  The Company reimburses the Adviser for the allocable portion of overhead and other expenses incurred in performing its administrative obligations under the Advisory Agreement. The Adviser prepares and delivers statements documenting its expenses which are subject to reimbursement.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

The Adviser has entered into an Operating Expense Limitation Agreement (“OELA”) with the Company effective January 2, 2014, to limit total operating expense to 2.34% of total operating expenses of the Company.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years.  The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the three months ended January 31, 2016 and January 31, 2015 was $78,196 and $77,836, respectively.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company’s expense ratio for such future period is less than the 2.95% limit or 2.34% limit related to each respective period. The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed by the Adviser and the expiration date for such future possible reimbursement by the Company.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	55,091	October 31, 2017
January 31, 2015	77,836	January 31, 2018
April 30, 2015	49,943	April 30, 2018
July 31, 2015	15,643	July 31, 2018
October 31, 2015	16,920	October 31, 2018
January 31, 2016	78,196	January 31, 2019
	$415,568

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company. As of January 31, 2016, $160,369 was due to the Adviser for such reimbursements, net of the OELA reimbursed of $78,196. As of October 31, 2015, $119,157 was due to the Adviser for such reimbursements, net of the OELA reimbursed of $16,920. The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

5.	FAIR VALUE OF INVESTMENTS

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

The transaction price is typically the Company’s best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at January 31, 2016 and October 31, 2015 had no readily available market value and are included in Level 3 of the fair value hierarchy.

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

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by management, as described throughout this note. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis at January 31, 2016 and October 31, 2015.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the three months ended January 31, 2016 and year ended October 31, 2015, there were no transfers in or out of Level 1, 2, and 3.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Assets Measured at Fair Value on a Recurring Basis at January 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at January 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$16,530,236	$16,530,236
Equity Securities	-	-	337,644	337,644
Investments in Partnership	-	-	-	-
Interests	-	-	862,197	862,197
Investment in Other	-	-	-	-
Investment Companies*	-	-	-	531,077
Total	$-	$-	$17,730,077	$18,261,154

Assets Measured at Fair Value on a Recurring Basis at October 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$14,067,446	$14,067,446
Equity Securities	-	-	301,084	301,084
Investments in Partnership	-	-	-	-
Interests	-	-	1,706,233	1,706,233
Investment in Other	-	-	-	-
Investment Companies*	-	-	-	526,940
Total	$-	$-	$17,730,077	$16,601,703

* In accordance with ASC 820, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the financial statements.

The Company estimates that it will receive liquidating distributions from its investments in Other Investment Companies over a period consistent with the investee company’s estimated life plus available extension periods, which is 3 years from the effective date with two additional 12-month extensions available at the discretion of the Managing Member.  For the investment in Other Investment Companies, the Company will pay the management of such investment company a monthly management fee based on the product of $65 and the number of portfolio assets then held by the investment company. The investment company specializes in the acquisition of real property rights to ground leases and easements primarily under infrastructure assets. The Company has fully funded its capital commitment to the investment company. The Company’s investment in Other Investment Companies is stated at fair value based on the underlying NAV as a practical expedient.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	14,200,112	-	687,800	-	14,887,912
Proceeds from principal payments and sales of investments	(5,057,500)	-	-	(465,116)	(5,522,616)
Settlements/Conversions	(850,000)	-	850,000	-	-
Net unrealized gains/(losses)	(21,666)	301,084	168,433	-	447,851
Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$-	$16,074,763
Purchase of investments	2,450,783	-	-	-	2,450,783
Proceeds from principal payments and sales of investments	(66,765)	-	(859,176)	-	(925,941)
Net realized gains/(losses)	-	-	171,376	-	171,376
Net unrealized gains/(losses)	65,121	36,560	(156,236)	-	(54,555)
Acretion of loan origination fees	13,651	-	-	-	13,651
Balance at January 31, 2016	$16,530,236	$337,644	$862,197	$-	$17,730,077

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at January 31, 2016 and October 31, 2015.

January 31, 2016
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$16,530,236	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$337,644	Earnings Multiple	Market Comparables	2.0 - 3.0 (2.7)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$862,197	Income Approach	Capitalization Rate	6.5%

October 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$14,067,446	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$301,084	Earnings Multiple	Market Comparables	2.0 - 3.0 (2.5)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$1,706,233	Income Approach	Capitalization Rate	6.4 - 7.8% (6.9%)

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company had no such commitments outstanding at January 31, 2016 and October 31, 2015.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three months ended January 31, 2016 and January 31, 2015.

	For the three months ended January 31,	For the three months ended January 31,
	2016	2015
Earnings per share – basic and diluted:
Net increase/(decrease) in shareholders’ equity resulting from operations	$327,491	$248,243
Weighted average shares outstanding – basic and diluted	2,148,460	859,302
Earnings per share – basic and diluted	$0.15	$0.29

8.	DISTRIBUTIONS FROM INCOME

The Company’s distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company’s declarations and distributions during the three months ended January 31, 2016:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2015	11/27/2015	$0.0625	$122,898
12/28/2015	12/30/2015	$0.0625	$141,633
1/25/2016	1/26/2016	$0.0625	$144,290

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

9.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the three months ended January 31, 2016		For the three months ended January 31, 2015

Net asset value at beginning of period	$10.18		$9.86
Issuance of common stock	-		-
Net investment income/(loss) (2)	0.10		0.18
Net realized and unrealized gain (loss) (3)	0.05		0.11
Net increase in shareholders’ equity	0.15		0.29
Accretive effect of share issuance above NAV	-		0.03
Shareholder distributions:
From net investment income	(0.19)		(0.19)
Income tax expense	-		-
Net asset value at end of period	$10.14		$9.99
Shares outstanding at end of period	2,308,650		1,026,203
Ratio/Supplemental Data:
Weighted average net assets at end of period	21,919,631		8,530,784

Total return based on net asset value (4)	1.47%		2.90%

Ratio of gross operating expenses to average net assets	4.38%	(1)	6.60%
Deferred or reimbursed expenses	-1.43%	(1)	-3.65%
Ratio of net operating expenses to average net assets	2.95%	(1)	2.95%
Ratio of net investment income/(loss) to average net assets	3.77%		7.39%
Average debt outstanding	850,504		-
Average debt outstanding per share	$0.40		$-
Portfolio turnover	7.43%		29.47%

(1)	The ratios have been annualized except for those expenses that are not recurring.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
(4)
Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

These financial highlights may not be indicative of the future performance of the Company. Financial highlights are calculated for all outstanding common stock as a whole.  An individual shareholder’s return and ratios may vary.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

10.	RISKS AND UNCERTAINTIES

The Company in the normal course of business makes investments in financial instruments where the risk of potential loss exists due to changes in the market (market risk), or failure or inability of the counterparty to a transaction to perform (credit and counterparty risk). See below for a detailed description of select principal risks.

Market Risk

Market risk is the company’s investments in financial instruments and derivatives that expose it to various risks such as, but not limited to, interest rate, foreign currency, and equity. Interest rate risk is the risk that a fixed income investment's value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. Such changes usually affect securities inversely and can be reduced by diversifying (for example, investing in fixed- income securities with different durations) or hedging (for example, through an interest rate swap).

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

As the Company currently holds three investments with PIK interest, we note that the interest rate and warrants received on PIK securities reflects the payment deferral and increased credit risk associated with such instruments. Such investments generally represent a significantly higher credit risk than coupon loans. We note that even if accounting conditions were met, the borrower could still default when the Fund’s actual collection is supposed to occur at the maturity of the obligation. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of associated collateral.  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. PIK securities also create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Fund for these fees.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three Months Ended January 31, 2016
(unaudited)

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

On February 3, 2016, the Company received a partial loan payment of $448,500 on its promissory notes with Aequitas Peer-to-Peer Funding, LLC.

The Company continued to pay its monthly distribution of $0.0625 per share.

From February 1, 2016 to March 16, 2016, the Company sold 105,767 shares of common stock at a price of $10.30 per share, for a total of $1,089,400 of new capital invested. On February 18, 2016, 10,000 shares of common stock were redeemed at a price per share of $10.18.

On March 10th the SEC filed a complaint against one of the issuers of securities held in the fund.  Management is aware and is monitoring the situation and it's potential impact on valuations and income in the fund.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this quarterly report and our 2015 Annual Report on Form 10-K for the year ended October 31, 2015.

Overview

We were incorporated on December 10, 2013 under the laws of the State of Colorado.  We are externally managed and have elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. We must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but no longer meet the definition.

We invest principally in debt securities and equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  We expect that the debt securities will generally be collateralized by the assets of the company and will carry a market rate of interest.

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies.  As of January 31, 2016, we had debt investments in twelve companies and equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants. As of October 31, 2015, we had debt investments in twelve companies and equity investments in three investment partnerships, one other investment company and three portfolio companies in the form of warrants.

Results of Operations

Investment Income.  We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire.  Our debt investments typically have a term of two to five years and bear interest at a fixed or floating rate.  In some cases, our investments provide for deferred interest payments or payment-in–kind (or “PIK”) interest.  We may also generate revenue in the form of commitment, origination (related to debt investments), structuring or diligence fees, consulting fees, and fees for providing significant managerial assistance.

We generated revenue of $368,190 during the three months ended January 31, 2016.  This included $360,226 in interest on investments (including $16,141 interest on investments from affiliate company and $13,651 in revenue recognized from origination fees) and $7,964 in dividend income.

For the comparable three months ended January 31, 2015, we generated revenue of $220,515.  This included $215,211 in interest on investments (including $11,125 in revenue recognized from origination fees) and $5,304 in dividend income.

Expenses. We expect our operating expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and increase during periods of asset declines. Expenses in total should remain consistent at 2.95% per the Company’s Operating Expense Limitation Agreement (“OELA”) discussed below.  Once current expenses fall below the limitation of 2.95%, the Adviser will start to receive reimbursements from the Company for any deferred expenses up to the 2.95%.

During the three months ended January 31, 2016, the Company had expenses of $239,853, consisting of: (i) legal fees of $22,296; (ii) other professional fees of $104,740; (iii) base management fees of $88,971, (iv) directors’ fees of $1,500; (v) marketing expenses of $4,020; (vi) custody fees of $8,897; (vii) insurance expenses of $3,875; and (viii) interest expense of $5,554.

During the three months ended January 31, 2015, the Company had expenses of $140,751, consisting of (i) amortization of offering costs of $7,898 (ii) legal fees of $34,418, (iii) other professional fees of $53,825; (iv) base management fees of $31,252; (v) directors’ fees of $1,500; (vi) marketing expenses of $4,020; (vii) custody fees of $3,581; (viii) insurance expenses of $3,875; and (ix) miscellaneous expenses of $382.

The Adviser has entered into the OELA with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the quarters ended January 31, 2016 and 2015 was $78,196 and $77,836, respectively. Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company’s expense ratio for such future period is less than the 2.95% limit. The OELA remains in effect until terminated by the Company and Adviser.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  The Company reimburses the Adviser for expenses paid on its behalf monthly in arrears. These reimbursements are presented net of the OELA discussed above.

Net Unrealized Gains and Losses.

For the three months ended January 31, 2016, the Company had $50,418 in net unrealized losses, of which $65,121 was as a result of net unrealized gain on investments in debt securities, $36,560 was as a result of net unrealized gain on investments in equity securities, $156,236 was a result of net unrealized loss on investment in partnership interests (as a result of the realized gain discussed below), and $4,137, was a result of the net unrealized gain on investment in other real estate investment companies. For the three months ended January 31, 2015, the Company had $90,643 in net unrealized gains, of which $42,347 was a result of net unrealized loss on investments in debt securities, $121,931 was a result of net unrealized gain on investments in equity securities, and $11,059 was a result of net unrealized gain on investment in other investment companies.

Net Realized Gains and Losses.

For the three months ended January 31, 2016, the Company had $171,376 in net realized gains as a result of investments in partnership interests. For the three months ended January 31, 2015, the Company did not have any realized gains or losses.

Financial condition, liquidity and capital resources.

We received $4,676,600 from the net proceeds of sales of the Company’s common stock during the three months ended January 31, 2016.  We received $3,119,000 from the net proceeds of sales of the Company’s common stock during the three months ended January 31, 2015. We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report and paid off the Company’s line of credit.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of January 31, 2016, we were approximately 78% invested, compared to 88% invested at October 31, 2015.  We had cash resources of $4,803,597, which is an increase of 28% over cash resources held on October 31, 2015.  We had no indebtedness as of January 31, 2016.  As of January 31, 2016, the balance of organization and operating expenses subject to the OELA was $415,568.  For the period from and including February 1, 2016 through March 16, 2016, the Company received additional net proceeds from the sale of common stock of $1,089,400 at a price of $10.30 per share. On February 18, 2016, 10,000 shares of common stock were redeemed at a price per share of $10.18.

As of October 31, 2015, we had cash resources of $3,764,999.  We had indebtedness of $1,701,008 as of October 31, 2015.  As of October 31, 2015, the balance of organization and operating expenses subject to the recoupment under the OELA was $337,372.

As of January 31, 2016, our debt investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (v) four secured promissory notes bearing an interest rate of 12%; (vi) a secured promissory note bearing an interest rate of 10% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vii) a promissory note secured by tax liens bearing an 7% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (viii) a secured promissory note bearing an interest rate of 6%  and (ix) a secured promissory notes bearing an 8% interest rate.

As of October 31, 2015, our debt investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) four secured promissory notes bearing an interest rate of 12%; (v) a secured promissory note bearing an interest rate of 10% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vi) a promissory note secured by tax liens bearing a 7% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (viii) a secured promissory note bearing an interest rate of 6%; and (ix) a secured promissory note bearing an 8% interest rate.

As of January 31, 2016, the Company holds membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual dividends at a rate of 7%. The Company holds 14% membership interest in an LLC that is also in the real estate industry.  The Company also held Class B membership interests in two other LLC’s at October 31, 2015 that were in the real estate industry. These two investments were sold during the three months ended January 31, 2016 for total proceeds of $859,176. Our cash resources are held in depository accounts at First Republic Bank.  We currently have no investments in debt or equity securities of public companies.

As of January 31, 2016, we had net assets of $23,420,218 and, based on 2,308,650 shares of common stock outstanding, a net asset value per common share of $10.14.  This represents an increase of 24% in net assets as compared to October 31, 2015. As of October 31, 2015, we had net assets of $18,824,948 and, based on 1,849,246 shares of common stock outstanding, a net asset value per common share of $10.18.

Revolving Credit Facility The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $0 and $1,701,008 at January 31, 2016 and October 31, 2015, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items.  Interest expense related to the line of credit for the three months ended January 31, 2016 and January 31, 2015 was $5,554 and $0, respectively. As of January 31, 2016 and October 31, 2015, the Company was in compliance with all covenants.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  As of January 31, 2016, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the statement of financial condition as of January 31, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have limited impact on interest income, interest expense, or net investment income.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our President, Eric Davis, and our Chief Financial Officer, Randall Rush, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”).  Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended January 31, 2016 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

Between February 17, 2016 and March 1, 2016 the Company sold approximately 15,767 shares of our common stock at a price of $10.30 per share.  The Company received net proceeds of $162,400 in connection with the Company’s offering of its common stock (the “Offering”).  No commissions were paid on the sales.

The issuance of our common stock under the Offering was made in reliance upon certain exemptions from the registration requirements of the Securities Act including, without limitation, the exemptions under Section 4(a)(2) thereof, and Regulation D thereunder.  The Company’s common stock was sold only to investors who were "accredited investors," as defined in Rule 501 promulgated under the Securities Act of 1933.  No general solicitation or advertising was used in connection with the sales of our common stock in the Offering.

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation*
3.2	By-laws*
10.5.1	Amendment to Custody Agreement between the Company and Adviser, effective as of November 1, 2015. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2016	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director