Form 10-Q
period 2016-04-30
Integrity Capital Income Fund, Inc.
filed 2016-06-14
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer ☐     Accelerated filer  ☐    Non-accelerated filer ☒    Smaller reporting Company  ☐ 

There were 2,404,105 shares of the issuer's common stock, par value $0.0001, outstanding as of June 14, 2016.

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

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED April 30, 2016

CONTENTS

PART I – Financial Information	2

Item 1. Financial Statements	2

Statements of Assets, Liabilities and Net Assets as of April 30, 2016 (unaudited) and October 31, 2015	3

Schedules of Investments as of April 30, 2016 (unaudited) and October 31, 2015	5

Statements of Operations for the three and six months ended April 30, 2016 (unaudited) and for the three and six months ended April 30, 2015 (unaudited)	7

Statements of Changes in Net Assets for the six months ended April 30, 2016 (unaudited) and for the six months ended April 30, 2015 (unaudited)	8

Statements of Cash Flows for the six months ended April 30, 2016 (unaudited) and for the six months ended April 30, 2015 (unaudited)	9

Notes to Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II – Other Information	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$17,075,461	$15,699,391
Controlled affiliate company investments	902,312	902,312
Total Investments at fair value (cost $17,195,566 and $16,126,912)	17,977,773	16,601,703
Cash and cash equivalents	6,339,548	3,764,999
Interest receivable	589,381	245,706
Prepaid insurance	7,104	14,854
Other assets	10,000	53,500
Total assets	$24,923,806	$20,680,762

LIABILITIES:
Due to Adviser	$156,047	$119,157
Line of credit payable	-	1,701,008
Deferred loan origination fees income	-	35,649
Total liabilities	$156,047	$1,855,814

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$24,767,759	$18,824,948

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 2,437,523 and 1,849,246 common shares issued and outstanding	$244	$185
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	24,294,079	18,288,938
Accumulated over-distributed net investment income	(538,119)	4,802
Net unrealized appreciation (depreciation) on investments	838,439	531,023
Net realized gain on investments	173,116	-

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$24,767,759	$18,824,948

Net asset value per share	$10.16	$10.18

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF APRIL 30, 2016
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($4,175,000 par due 12/2019)	0% Cash / 8% PIK	Senior Secured	$4,147,426	$4,224,260	$76,834	17.1%

Aequitas Commercial Finance, LLC (5)	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.0%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($110,000 par due 5/2016)	14.50%	Senior Secured	110,000	110,000	-	0.4%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($16,500 par due 10/2016)	14.50%	Senior Secured	16,500	16,500	-	0.1%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	358,433	(16,567)	1.4%

All Pro Funding II, LLC	Real Estate	Promissory note ($1,000,000 par due 12/2020)	11.00%	Senior Secured	1,000,000	1,000,000	-	4.0%

Care Payment Holdings, LLC (5)	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,000,000	-	4.0%

eCOS, LLC	Real Estate	Promissory note ($937,328 par due 5/2018)	12.00%	Secondary Secured	937,328	937,328	-	3.8%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	15.3%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	3.2%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	3.6%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	4.0%

TVO North America, LLC (6)	Real Estate	Promissory note ($500,000 par due at 1/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.0%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	3.3%

Total debt securities					$15,845,566	$15,905,833	$60,267	64.2%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	240,096	240,096	1.0%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	283,835	283,835	1.1%

Total equity securities					$-	$523,931	$523,931	2.1%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$1,024,878	$174,878	4.1%

Total partnership interests				$850,000	$1,024,878	$174,878	4.1%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$523,131	$23,131	2.1%

Total other investment companies				$500,000	$523,131	$23,131	2.1%

Total investments				$17,195,566	$17,977,773	$782,207	72.5%

(1) Illiquid investment. At April 30, 2016 100% of investments held by the Company were illiquid.

(2) The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 5.7% of investments at April 30, 2016

(3) Non-income producing securities.

(4) As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).  Transactions during the three months ended April 30, 2016 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$-	$-	$-	$15,790	$-	$-	$-

(5) Non-income producing. This investment is treated as a non-accrual loan and unpaid interest previously recognized has been reversed during the quarter ended April 30, 2016.
(6) This investment matured in January, 2016. It remains outstanding but is considered collectible. A partial payment of accrued interest was made on April 19, 2016.

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2015

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($2,500,000 par due 7/2017)	0% Cash / 8% PIK	Senior Secured	$2,500,000	$2,502,845	$2,845	13.2%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.4%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	350,489	(24,511)	1.9%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	2.7%

Care Payment Holdings, LLC	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,000,000	-	5.3%

eCOS, LLC	Real Estate	Promissory note ($879,800 par due 5/2018)	12.00%	Secondary Secured	879,800	879,800	-	4.7%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	19.8%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	4.2%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	4.8%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	5.2%

TVO North America, LLC	Real Estate	Promissory note ($500,000 par due at 9/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.7%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	4.4%

Total debt securities					$14,089,112	$14,067,446	$(21,666)	74.7%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	181,137	181,137	1.0%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	119,947	119,947	0.6%

Total equity securities					$-	$301,084	$301,084	1.6%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$850,000	$-	4.5%

NCP 2014, LLC (2)	Real Estate	Member Interest	40%	400,000	498,983	98,983	2.7%

NCPGM Georgia, LLC (2)	Real Estate	Member Interest	40%	287,800	357,250	69,450	1.9%

Total partnership interests				$1,537,800	$1,706,233	$168,433	9.1%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$526,940	$26,940	2.8%

Total other investment companies				$500,000	$526,940	$26,940	2.8%

Total investments				$16,126,912	$16,601,703	$474,791	88.2%

See Notes to Financial Statements

(1)	Illiquid investment. At October 31, 2015, 100% of investments held by the Company were illiquid.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$902,312	$-	$-	$7,901	$-	$-	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments, net	$268,299	$247,453	$612,384	$462,664
Dividend and interest income	8,066	8,191	16,030	13,495
Total investment income from non-controlled/non-affiliate company investments	276,365	255,644	628,414	476,159
From controlled affiliate company investments:
Interest on investments	15,790	-	31,931	-
Total investment income from controlled affiliate company investments	15,790	-	31,931	-
Total investment income	292,155	255,644	660,345	476,159

EXPENSES:
Professional fees	64,240	64,918	191,276	153,161
Base management fees	92,221	41,286	181,192	72,538
Amortization of deferred offering costs	-	7,898	-	15,796
Marketing expenses	4,020	4,020	8,040	8,040
Custody fees	9,222	5,125	18,119	8,706
Insurance expense	3,875	3,875	7,750	7,750
Director fees	3,000	3,000	4,500	4,500
Interest expense	-	-	5,554	-
Other expenses	1,468	43	1,468	425

Total expenses	178,046	130,165	417,899	270,916

Operating expenses refunded (reimbursed) (Note 4)	2,639	(49,943)	(75,557)	(127,779)

Net expenses	180,685	80,222	342,342	143,137

NET INVESTMENT INCOME	111,470	175,422	318,003	333,022

REALIZED AND UNREALIZED GAIN:
Net realized gain on investments:
Non-controlled/non-affiliate company investments	1,740	-	173,116	-
Net change in unrealized appreciation on investments:
Non-controlled/non-affiliate company investments	357,834	113,901	307,416	204,544

Net realized and unrealized gain on investments:	359,574	113,901	480,532	204,544

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$471,044	$289,323	$798,535	$537,566

Per Common Share data:

Net investment income per common share - basic and diluted	$0.05	$0.16	$0.14	$0.34
Earnings per common share - basic and diluted	$0.20	$0.26	$0.35	$0.55
Weighted average shares of common stock outstanding - basic and diluted	2,407,129	1,115,545	2,276,373	985,300
Distributions declared per common share	$0.19	$0.19	$0.38	$0.38

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of Par Value	Accumulated over-distributed net investment income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain on investments	Total Net Assets
	Shares	Amount

For the six months ended April 30, 2015 (unaudited)
BALANCE -- October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$-	$-	$7,046,696

Issuance of common stock	451,220	46	4,528,654	-	-	-	4,528,700
Net increase in net assets resulting from operations	-	-	-	333,022	204,544	-	537,566
Distributions ($0.38 per share)	-	-	-	(377,497)	-	-	(377,497)

BALANCE — April 30, 2015	1,165,597	$117	$11,672,353	$(141,549)	$204,544	$-	$11,735,465

For the six months ended April 30, 2016 (unaudited)
BALANCE -- October 31, 2015	1,849,246	185	18,612,085	(262,113)	474,791	-	$18,824,948

Issuance of common stock	598,277	60	6,106,940	-	-	-	6,107,000
Redemption of common stock	(10,000)	(1)	(101,799)	-	-	-	(101,800)
Net increase in net assets resulting from operations	-	-	-	318,003	307,416	173,116	798,535
Distributions ($0.38 per share)	-	-	-	(860,924)	-	-	(860,924)

BALANCE — April 30, 2016	2,437,523	$244	$24,617,226	$(805,034)	$782,207	$173,116	$24,767,759

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$798,535	$537,566
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(2,450,783)	(4,139,800)
Proceeds from principal payments and sales of investments	1,573,638	1,265,116
Net realized gain on investments	(173,116)	-
Net change in unrealized appreciation on investments	(307,416)	(204,544)
Accretion of loan origination fees	(18,393)	15,796
Amortization of deferred offering costs	-	(35,750)
PIK interest	(386,506)	-
Defaulted interest on debt security	(23,756)	-
Change in assets and liabilities:
Prepaid insurance	7,750	7,750
Interest receivable	66,587	(59,761)
Due to Adviser	36,890	(13,488)
Taxes payable	-	(44,275)
Other Assets	43,500	-
Deferred loan origination fees	(35,649)	36,000

Net cash used in operating activities	(868,719)	(2,635,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	6,107,000	4,528,700
Redemptions of common stock	(101,800)	-
Distributions of income paid	(860,924)	(377,497)
Repayments on line of credit	(1,701,008)	-

Net cash provided by financing activities	3,443,268	4,151,203

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,574,549	1,515,813

CASH AND CASH EQUIVALENTS — Beginning of period	3,764,999	900,185

CASH AND CASH EQUIVALENTS — End of period	$6,339,548	$2,415,998

Interest Paid during the period	$5,554	$-
Taxes paid during the period	$-	$(44,600)
Distributions declared and paid during the period	$(860,924)	$(377,497)

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
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

The Company generally invests in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the first quarter of fiscal 2016, the Company concluded it was appropriate to capitalize loan origination fees charged on promissory notes as a reduction to the initial cost of the investment and accrete such amounts over the estimated life of the investment as interest income. Previously, such fees were deferred and amortized over the estimated life of the investment. Accordingly, the Company had revised the classification to report these amounts as interest income on investments. Corresponding reclassifications have also been made to the statements of cash flows for the first six months of fiscal year 2015. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the statements of cash flows, and had no effect on the previously reported statements of operations for any period.

Cash and Cash Equivalents

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits; however, management does not believe it is exposed to any significant credit risk.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
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

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and six months ended April 30, 2016, the Company earned interest income of $286,763 and $646,989 (including $15,790 and $31,931 interest on investments from affiliate company), respectively. During the three months ended April 30, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its equity securities with Aequitas Commercial Finance, LLC, Aequitas Peer-to-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively, as the amounts were determined to be uncollectible. For the three and six months ended April 30, 2015, the Company earned interest income of $247,453 and $462,664 (including no interest on investments from affiliate company). As of April 30, 2016 and October 31, 2015, the Company had interest receivable of $629,714 and $245,706, respectively.

Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended April 30, 2016, interest income included $4,742 and $18,393, respectively, of accretion of loan origination fees. There was no accretion of loan origination fees for the three and six months ended April 30, 2015. For the three and six months ended April 30, 2016 and April 30, 2015, the Company received loan origination fees of $2,818 and $36,000, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the statements of operations.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. As of April 30, 2016, the Company held three investments, Ajubeo, Inc., Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of April 30, 2016 the balance of accrued PIK interest related to these investments was $42,489, $135,616, and $208,400, respectively. For the year ended October 31, 2015, the Company held three investments, Ajubeo, Inc. Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of October 31, 2015, the balance of PIK interest related to these investments was $26,583, $23,750, and $56,667, respectively. All PIK interest amounts are recorded within the interest receivable balance as of April 30, 2016. The Company notes that investments held with PIK interest do not have cash interest rates.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended April 30, 2016, the Company recorded dividend income of $5,392 and $13,356. For the three and six months ended April 30, 2015, the Company recorded dividend income of $8,191 and $13,495, respectively.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. There were three non-accrual loans held as of April 30, 2016 (Aequitas Commercial Finance, LLC, Aequitas Peer-to-Peer Funding, LLC, and Care Payment Holdings, LLC) and no non-accrual loans held as of October 31, 2015.

Partial loan sales: The Company follows the guidance in FASB ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statements of assets, liabilities and net assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended April 30, 2016 and April 30, 2015, there were no partial loan sales. For the six months ended April 30, 2016, there were partial loan sales which met the definition of a participating interest to a related party of $40,000 of the Company’s interest in its Promissory Note in eCOS, LLC. For the six months ended April 30, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $800,000 of the Company’s interest in its $3,257,500 Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from this partial loan sale.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company elected to be treated as a RIC under the Internal Revenue Code beginning with the tax year ended October 31, 2015. Such election was made upon the filing of the Company's first federal tax return for RIC purposes.  In order to continue to qualify as a RIC, among other things, the Company must meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions of income. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. For the three and six months ended April 30, 2016 there was no amount recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through April 30, 2016. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the six months ended April 30, 2016, there were total distributions of $860,924. During the six months ended April 30, 2015, there were total distributions of $377,497.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

Accounting for derivative instruments

The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the statements of operations.

Recently adopted accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company notes that the adoption of this accounting standard did not have a material impact on its financial statements.

In May 2015, FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent).” This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2015, however, early adoption is permitted. The Company elected to early adopt ASU 2015-07 as of October 31, 2015. The adoption did not have a material impact on the Company's financial statements, other than enhancing the disclosures.

3.	BORROWINGS

Revolving Credit Facility

On October 21, 2015, the Company entered into a senior secured revolving credit facility up to $3,200,000.  The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a fixed rate of 4.85%. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $0 at April 30, 2016 and $1,701,008 at October 31, 2015. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution of income payments, financial guarantees, business combinations, and other related items. As of April 30, 2016, the Company is in compliance with all covenants.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
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

For the three and six months ended April 30, 2016, the Adviser earned $92,221 and $181,192, respectively, in base management fees. For the three and six months ended April 30, 2015, the Adviser earned $41,286 and $72,538, respectively, in base management fees. There was no Incentive Fee for the three and six months ended April 30, 2016 and April 30, 2015.

Custody Agreement

As compensation for the Adviser’s services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser through October 31, 2015. Effective November 1, 2015, Custodial Property was amended to be defined as gross assets at the end of the most recently completed fiscal quarter, appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter.  The Adviser invoices the Company quarterly in arrears for the pro-rata portion of the annual amount.  For the three and six months ended April 30, 2016, the Adviser earned $9,222 and $18,119, respectively, in custody fees. For the three and six months ended April 30, 2015, the Adviser earned $5,125 and $8,706, respectively, in custody fees.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

The Adviser has entered into an Operating Expense Limitation Agreement (“OELA”) with the Company effective January 2, 2014, to limit total operating expense to 2.34% of total operating expenses of the Company.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. For the three months ended April 30, 2016, the total amount of operating expenses incurred by the Company was less than the limit by $2,639, and this amount was therefore refunded by the Company to the Adviser. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the six months ended April 30, 2016 was $75,557. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the three and six months ended April 30, 2015 was $49,943 and $127,779, respectively.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company’s expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period. The OELA remains in effect until terminated by the Company and Adviser.  The following table presents the amounts reimbursed by the Adviser and the expiration date for such future possible reimbursement by the Company.

Date Reimbursed	Amount	Expiration Date
June 30, 2014	$121,939	June 30, 2017
October 31, 2014	55,091	October 31, 2017
January 31, 2015	77,836	January 31, 2018
April 30, 2015	49,943	April 30, 2018
July 31, 2015	15,643	July 31, 2018
October 31, 2015	16,920	October 31, 2018
January 31, 2016	78,196	January 31, 2019
April 30, 2016	(2,639)	April 30, 2019
	$412,929

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company. As of April 30, 2016, $156,047 was due to the Adviser for such reimbursements, including the OELA refund of $2,639. As of October 31, 2015, $119,157 was due to the Adviser for such reimbursements, net of the OELA reimbursed of $16,920. The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

5.	FAIR VALUE OF INVESTMENTS

The Company invests in direct debt and equity securities that are not traded on a public market.  These securities are recorded at fair value as determined by the Company using the framework of Topic ASC 820.  In addition, the Company has adopted written guidelines for determining the fair value of its investments for reporting in the accompanying financial statements.  Under these guidelines, investment valuations are reviewed on a quarterly basis and investments without readily available market values are valued at fair value as determined by the Company.  In the absence of readily ascertainable market values, the Company uses valuation techniques consistent with the market, income and cost approaches, as prescribed by Topic ASC 820, in order to estimate the fair value of investments.  In all cases, the Company evaluates whether the valuation techniques used and the resultant fair value estimate is representative of what the most likely buyers of the company would also pay upon exit, and therefore, whether the value is deemed to be the price expected in an orderly transaction between market participants at the measurement date. The Company’s investment in Landmark Dividend Growth Fund – G LLC is valued using NAV. As of April 30, 2016 and October 31, 2015, the fair value of Landmark Dividend Growth Fund – G LLC was $523,131 and $526,940, respectively.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
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

The transaction price is typically the Company’s best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at April 30, 2016 and October 31, 2015 had no readily available market value and are included in Level 3 of the fair value hierarchy.

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis at April 30, 2016 and October 31, 2015.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the period ended April 30, 2016 and year ended October 31, 2015, there were no transfers in or out of Level 1, 2, and 3.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

Assets Measured at Fair Value on a Recurring Basis at April 30, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at April 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$15,905,833	$15,905,833
Equity Securities	-	-	523,931	523,931
Investments in Partnership
Interests	-	-	1,024,878	1,024,878
Investment in Other
Investment Companies*	-	-	-	523,131
Total	$-	$-	$17,454,642	$17,977,773

Assets Measured at Fair Value on a Recurring Basis at October 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$14,067,446	$14,067,446
Equity Securities	-	-	301,084	301,084
Investments in Partnership	-	-	-	-
Interests	-	-	1,706,233	1,706,233
Investment in Other	-	-	-	-
Investment Companies*	-	-	-	526,940
Total	$-	$-	$17,730,077	$16,601,703

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	14,200,112	-	687,800	-	14,887,912
Proceeds from principal payments	(5,057,500)	-	-	(465,116)	(5,522,616)
and sales of investments
Settlements/Conversions	(850,000)	-	850,000	-	-
Net unrealized gains/(losses)	(21,666)	301,084	168,433	-	447,851
Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$-	$16,074,763
Purchase of investments	2,450,783	-	-	-	2,450,783
Proceeds from principal payments	(712,722)	-	(860,916)	-	(1,573,638)
and sales of investments
Net realized gains	-	-	173,116	-	173,116
Net unrealized gains	81,933	222,847	6,445	-	311,225
Acretion of loan origination fees	18,393	-	-	-	18,393
Balance at April 30, 2016	$15,905,833	$523,931	$1,024,878	$-	$17,454,642

Quantitative Information About Level 3 Fair Value Measurements

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at April 30, 2016 and October 31, 2015.

April 30, 2016
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$15,905,833	Yield Analysis	Market Yield	6.0 - 14.5% (8.8%)
Equity Securities	$523,931	Earnings Multiple	Market Comparables	2.0 - 3.0(2.7)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$1,024,878	Income Approach	Capitalization Rate	7.0%

October 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$14,067,446	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$301,084	Earnings Multiple	Market Comparables	2.0 - 3.0(2.5)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$1,706,233	Income Approach	Capitalization Rate	6.4 - 7.8% (6.9%)

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
Three and Six Months Ended April 30, 2016
(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company had no such commitments outstanding at April 30, 2016 and October 31, 2015.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three and six months ended April 30, 2016 and April 30, 2015.

	Three months ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Earnings per share - basic:
Net increase in net assets resulting from operations	$471,044	$289,323	$798,535	$537,566
Weighted average shares outstanding - basic	2,407,129	1,115,545	2,276,373	985,300
Earnings per share - basic:	$0.20	$0.26	$0.35	$0.55

8.	DISTRIBUTIONS FROM INCOME

The Company’s distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company’s declarations and distributions during the six months ended April 30, 2016:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2015	11/27/2015	$0.0625	$122,898
12/28/2015	12/30/2015	$0.0625	$141,633
1/25/2016	1/26/2016	$0.0625	$144,291
2/25/2016	2/26/2016	$0.0625	$149,912
3/25/2016	3/28/2016	$0.0625	$150,458
4/25/2016	4/27/2016	$0.0625	$151,732

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
(unaudited)

9.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the six months ended April 30, 2016	For the six months ended April 30, 2015

Net asset value at beginning of period	$10.18	$9.86
Issuance of common stock	-	-
Net investment income/(loss) (2)	0.14	0.34
Net realized and unrealized gain (loss) (3)	0.21	0.21
Net increase in shareholders’ equity	0.35	0.55
Accretive effect of share issuance above NAV	0.01	0.04
Shareholder distributions:
From net investment income	(0.38)	(0.38)
Income tax expense	-	-
Net asset value at end of period	$10.16	$10.07
Shares outstanding at end of period	2,437,523	1,165,597
Ratio/Supplemental Data:
Weighted average net assets at end of period	23,209,644	9,704,175

Total return based on net asset value (4)	3.44%	5.58%

Ratio of gross operating expenses to average net assets (1)	3.60%	5.58%
Deferred or reimbursed expenses (1)	-0.65%	-2.63%
Ratio of net operating expenses to average net assets (1)	2.95%	2.95%
Ratio of net investment income/(loss) to average net assets	2.74%	6.86%
Average debt outstanding	850,504	-
Average debt outstanding per share	$0.35	$-
Portfolio turnover	10.65%	21.63%

(1)	The ratios have been annualized except for those expenses that are not recurring.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
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
Three and Six Months Ended April 30, 2016
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

As the Company currently holds three investments with PIK interest, we note that the interest rate and warrants received on PIK securities reflects the payment deferral and increased credit risk associated with such instruments. Such investments generally represent a significantly higher credit risk than coupon loans. We note that even if accounting conditions were met, the borrower could still default when the Company's actual collection is supposed to occur at the maturity of the obligation. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of associated collateral.  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate.  In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. PIK securities also create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Company for these fees.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Six Months Ended April 30, 2016
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

The Company continued to pay its monthly distribution of $0.0625 per share.

The Company’s $500,000 investment in TVO North America, LLC matured in January, 2016 but remains outstanding. A partial payment of accrued interest for $20,000 was made on April 19, 2016. After discussions with management at TVO North America, LLC, the Company considers the par value of this note collectible.

On March 10th the SEC filed a complaint against one of the issuers of securities held in the fund related to three of the Company’s debt investments.  Subsequently a receiver has been appointed over these investments.  The Company’s $500,000 investment in Aequitas Commercial Finance, LLC and $110,000 investment in Aequitas Peer-To-Peer Funding, LLC matured in May, 2016. Both notes have been placed on non-accrual and the Company has reversed all unpaid accrued interest. The notes have not been paid in full as of June 14, 2016.  In addition, the Care Payment Holdings promissory note due 09/18/2018 has also been placed on non-accrual.  The Company is monitoring the notes and the potential impact on valuations and income to the Fund. At this time, the Company still considers the par value of these promissory notes collectible.

On May 26, 2016, the Company made an additional investment of $302,050 through a promissory note with eCOS, LLC.

From May 1, 2016 to June 14, 2016, the Company sold 9,709 shares of common stock at a price of $10.30 per share, for a total of $100,000 of new capital invested.  On May 6, 2016, 43,127 shares of common stock were redeemed at a price per share of $10.14.

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

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies.  As of April 30, 2016, we had debt investments in twelve companies and equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants. As of October 31, 2015, we had debt investments in twelve companies and equity investments in three investment partnerships, one other investment company and three portfolio companies in the form of warrants.

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

We generated revenue of $292,155 during the three months ended April 30, 2016.  This included $284,089 in interest on investments (including $15,790 interest on investments from affiliate company and $4,742 in revenue recognized from origination fees), $2,674 in interest income from bank accounts, and $5,392 in dividend income.  During the six months ended April 30, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its equity securities with Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively, as the amounts were determined to be uncollectible.  For the comparable three months ended April 30, 2015, we generated revenue of $255,644.  This included $247,453 in interest on investments (including $24,625 in revenue recognized from origination fees) and $8,191 in dividend income.

We generated revenue of $660,345 during the six months ended April 30, 2016.  This included $644,315 in interest on investments (including $31,931 interest on investments from affiliate company and $18,393 in revenue recognized from origination fees), $2,674 in interest income from bank accounts, and $13,356 in dividend income. For the comparable six months ended April 30, 2015, we generated revenue of $476,159.  This included $462,664 in interest on investments (including $35,750 in revenue recognized from origination fees) and $13,495 in dividend income.

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

During the three months ended April 30, 2016, the Company had expenses of $178,046, consisting of: (i) legal fees of $30,000; (ii) other professional fees of $34,240; (iii) base management fees of $92,221; (iv) directors’ fees of $3,000; (v) marketing expenses of $4,020; (vi) custody fees of $9,222; (vii) insurance expenses of $3,875; (viii) interest expense of $0; and (ix) miscellaneous expenses of $1,468. During the six months ended April 30, 2016, the Company had expenses of $417,899, consisting of: (i) legal fees of $52,296; (ii) other professional fees of $138,980; (iii) base management fees of $181,192, (iv) directors’ fees of $4,500; (v) marketing expenses of $8,040; (vi) custody fees of $18,119; (vii) insurance expenses of $7,750; (viii) interest expense of $5,554; and (ix) miscellaneous expenses of $1,468.

During the three months ended April 30, 2015, the Company had expenses of $130,165, consisting of (i) amortization of offering costs of $7,898; (ii) legal fees of $31,893; (iii) other professional fees of $33,025; (iv) base management fees of $41,286; (v) directors’ fees of $3,000; (vi) marketing expenses of $4,020; (vii) custody fees of $5,125; (viii) insurance expenses of $3,875; and (ix) miscellaneous expenses of $43. During the six months ended April 30, 2015, the Company had expenses of $270,916, consisting of (i) amortization of offering costs of $15,796; (ii) legal fees of $66,311; (iii) other professional fees of 86,850; (iv) base management fees of $72,538; (v) directors’ fees of $4,500; (vi) marketing expenses of $8,040; (vii) custody fees of $8,706; (viii) insurance expenses of $7,750; and (ix) miscellaneous expenses of $425.

The Adviser has entered into the OELA with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. The total amount of operating expenses incurred by the Company were $2,639 less than the limit for quarter ended April 30, 2016, and therefore were refunded by the Company to the Adviser. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the six months ended April 30, 2016 and April 30, 2015, were $49,943 and $127,779, respectively. Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company’s expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period. The OELA remains in effect until terminated by the Company and Adviser.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  The Company reimburses the Adviser for expenses paid on its behalf monthly in arrears. These reimbursements are presented net of the OELA discussed above.

Now that the Company is established and has been in operation for two and a half years, it is considering terminating the OELA within the next year. According to the terms of the OELA, any amounts not previously reimbursed to the Adviser will continue to be paid out over the applicable three year period. Upon termination, there will no longer be a cap on operating and other expenses incurred by the Company.

Net Unrealized Gains and Losses.

            For the six months ended April 30, 2016, the Company had $307,416 in net unrealized gains, of which $81,933 was as a result of net unrealized gain on investments in debt securities, $222,847 was as a result of net unrealized gain on investments in equity securities, $6,445 was a result of net unrealized gain on investment in partnership interests, and $3,809 was a result of the net unrealized loss on investment in other real estate investment companies

For the six months ended April 30, 2015, the Company had $204,544 in net unrealized gains, of which $40,120 was a result of net unrealized loss on investments in debt securities, $169,217 was a result of net unrealized gain on investments in equity securities, $54,949 was a result of the net unrealized gain on investment in partnership interests, and $20,498 was a result of net unrealized gain on investment in other investment companies.

Net Realized Gains and Losses.

For the six months ended April 30, 2016, the Company had $173,116 in net realized gains as a result of investments in partnership interests. For the six months ended April 30, 2015, the Company did not have any realized gains or losses.

Financial condition, liquidity and capital resources.

We received $6,107,000 from the net proceeds of sales of the Company’s common stock and redeemed one investor for $101,800 of the Company’s common stock during the six months ended April 30, 2016.  We received $4,528,700 from the net proceeds of sales of the Company’s common stock during the six months ended April 30, 2015. We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report and paid off the Company’s line of credit.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of April 30, 2016, we were approximately 73% invested, compared to 88% invested at October 31, 2015.  We had cash resources of $6,339,548, which is an increase of 68% over cash resources held on October 31, 2015.  We had no indebtedness as of April 30, 2016.  As of April 30, 2016, the balance of organization and operating expenses subject to the OELA was $412,929.  For the period from and including May 1, 2016 through June 14, 2016, the Company received additional net proceeds from the sale of common stock of $100,000 at a price of $10.30 per share. On May 6, 2016, 43,127 shares of common stock were redeemed at a price per share of $10.14.

As of October 31, 2015, we had cash resources of $3,764,999.  We had indebtedness of $1,701,008 as of October 31, 2015.  As of October 31, 2015, the balance of organization and operating expenses subject to the recoupment under the OELA was $337,372.

As of April 30, 2016, our debt investments included:  (i) three secured promissory notes bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (v) four secured promissory notes bearing an interest rate of 12%; (vi) a secured promissory note bearing an interest rate of 10% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vii) a promissory note secured by tax liens bearing an 7% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (viii) a secured promissory note bearing an interest rate of 6%  and (ix) a secured promissory note bearing an 8% interest rate.

On March 10th the SEC filed a complaint against the Aequitas group of companies which are related to three of the Company’s debt investments.  Subsequently a receiver has been appointed over these investments. The total invested amount in receivership is $1,626,500.  Management has placed the investments on non-accrual and reversed all unpaid interest accrued and is monitoring the situation and the potential impact on valuations and income in the fund.

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

As of April 30, 2016, the Company holds membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual dividends at a rate of 7%. The Company holds 14% membership interest in an LLC that is also in the real estate industry.  The Company also held Class B membership interests in two other LLC’s at October 31, 2015 that were in the real estate industry. These two investments were sold during the six months ended April 30, 2016 for total proceeds of $860,916. Our cash resources are held in depository accounts at First Republic Bank and Texas Capital Bank.  We currently have no investments in debt or equity securities of public companies.

As of April 30, 2016 we had net assets of $24,767,759 and, based on 2,437,523 shares of common stock outstanding, a net asset value per common share of $10.16.  This represents an increase of 32% in net assets as compared to October 31, 2015. As of October 31, 2015, we had net assets of $18,824,948 and, based on 1,849,246 shares of common stock outstanding, a net asset value per common share of $10.18.

Revolving Credit Facility The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $0 and $1,701,008 at April 30, 2016 and October 31, 2015, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of April 30, 2016 and October 31, 2015, the Company was in compliance with all covenants.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  As of April 30, 2016, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the statement of financial condition as of April 30, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have limited impact on interest income, interest expense, or net investment income.

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company entered into a service agreement to strengthen its controls and procedures in April 2016 with Conifer Asset Solutions, LLC to provide certain tax-related and testing services to the Fund.  Services include, but are not limited to, preparing taxable income calculations and preparation of tax filings, reports, documentation, disclosure, and diversification support to the Company.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities
The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended April 30, 2016 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

Between April 29, 2016 and June 14, 2016, the Company sold approximately 19,515 shares of our common stock at a price of $10.30 per share.  The Company received net proceeds of $201,000 in connection with the Company’s offering of its common stock (the “Offering”).  No commissions were paid on the sales. On May 6, 2016, 43,127 shares of common stock were redeemed at a price per share of $10.14.

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

(b)	N/A
(c)	Purchases of Equity Securities by the Issuer:
ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (February 1 – 29, 2016)	10,000(1)	$10.18	0	0
Month #2 (March 1 – 31, 2016)	0	0	0	0
Month #3 (April 1 – 30, 2016)	0	0	0	0
Total

(1) Purchased pursuant to the Company’s Periodic Repurchase Rights set forth in Article VIII of the Article of Incorporation.

Item 6. EXHIBITS

Exhibit No.	Document
3.1	Articles of Incorporation, as amended. Filed herewith.
3.2	By-laws*
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2016	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director