Form 10-Q
period 2016-07-31
Integrity Capital Income Fund, Inc.
filed 2016-09-14
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

There were 2,415,553 shares of the issuer's common stock, par value $0.0001, outstanding as of September 14, 2016.

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

INTEGRITY CAPITAL INCOME FUND, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED July 31, 2016

CONTENTS

PART I – Financial Information	2

Item 1. Financial Statements	2

Statements of Assets, Liabilities and Net Assets as of July 31, 2016 (unaudited) and October 31, 2015	2

Schedules of Investments as of July 31, 2016 (unaudited) and October 31, 2015	3

Statements of Operations for the three and nine months ended July 31, 2016 (unaudited) and for the three and nine months ended July 31, 2015 (unaudited)	7

Statements of Changes in Net Assets for the nine months ended July 31, 2016 (unaudited) and for the nine months ended July 31, 2015 (unaudited)	8

Statements of Cash Flows for the nine months ended July 31, 2016 (unaudited) and for the nine months ended July 31, 2015 (unaudited)	9

Notes to Financial Statements (unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II – Other Information	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	July 31, 2016	October 31, 2015
	(unaudited)
ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$18,157,632	$15,699,391
Controlled affiliate company investments	902,312	902,312
Total Investments at fair value (cost $18,313,146 and $16,126,912)	19,059,944	16,601,703
Cash and cash equivalents	5,209,448	3,764,999
Interest receivable	777,030	245,706
Prepaid insurance	4,667	14,854
Other assets	20,000	53,500
Total assets	$25,071,089	$20,680,762

LIABILITIES:
Due to Adviser	$210,207	$119,157
Line of credit payable	1,000,000	1,701,008
Deferred loan origination fees income	-	35,649
Total liabilities	$1,210,207	$1,855,814

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$23,860,882	$18,824,948

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 2,379,922 and 1,849,246 common shares issued and outstanding	$238	$185
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	23,714,846	18,288,938
Accumulated over-distributed net investment income	(830,348)	4,802
Net unrealized appreciation (depreciation) on investments	803,030	531,023
Net realized gain on investments	173,116	-

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$23,860,882	$18,824,948

Net asset value per share	$10.03	$10.18

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF JULY 31, 2016
(unaudited)

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($4,175,000 par due 12/2019)	0% Cash / 8% PIK	Senior Secured	$4,149,265	$4,242,797	$93,532	17.9%

Aequitas Commercial Finance, LLC (5)	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	325,000	(175,000)	1.4%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($110,000 par due 5/2016)	14.50%	Senior Secured	110,000	71,500	(38,500)	0.3%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($16,500 par due 10/2016)	14.50%	Senior Secured	16,500	10,725	(5,775)	0.0%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	362,354	(12,646)	1.5%

All Pro Funding II, LLC	Real Estate	Promissory note ($1,000,000 par due 12/2020)	11.00%	Senior Secured	1,000,000	1,000,000	-	4.2%

BK NNN Properties, LLC	Real Estate	Promissory note ($200,000 par due 10/2016)	12.00%	Senior Secured	193,750	200,000	6,250	0.8%

Burnham & Sullivan Holdings, LLC	Real Estate	Promissory note ($299,000 par due 7/2018)	10.50%	Secondary Secured	299,000	299,000	-	1.3%

Care Payment Holdings, LLC (5)	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	932,505	(67,495)	3.9%

eCOS, LLC	Real Estate	Promissory note ($1,160,723 par due 5/2018)	12.00%	Secondary Secured	1,164,382	1,125,236	(39,146)	4.7%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,881,731	131,731	16.3%

Subsentio, LLC	Technology	Promissory note ($1,200,000 par due 7/2020)	9.00%	Secondary Secured	1,195,937	1,200,000	4,063	5.0%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 11/2017)	7.00%	Secondary Secured	902,312	902,312	-	3.8%

TVO Capital Management, LLC - Westport on the River	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	4.1%

TVO North America, LLC (6)	Real Estate	Promissory note ($500,000 par due at 1/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.1%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	3.4%

Total debt securities					$16,963,146	$16,860,160	$(102,986)	70.7%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	333,712	333,712	1.4%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	307,306	307,306	1.2%

Subsentio, LLC	Technology	Warrants (expiration date 7/2026)	66,666		-	132,532	132,532	0.6%

Total equity securities					$-	$773,550	$773,550	3.2%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$908,629	$58,629	3.8%

Total partnership interests				$850,000	$908,629	$58,629	3.8%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$517,605	$17,605	2.2%

Total other investment companies				$500,000	$517,605	$17,605	2.2%

Total investments				$18,313,146	$19,059,944	$746,798	79.9%

(1) Illiquid investment. At July 31, 2016 100% of investments held by the Company were illiquid.

(2) The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 6.0% of net assets at July 31, 2016.

(3) Non-income producing securities.

(4) As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" to this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).  Transactions during the nine months ended July 31, 2016 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$-	$-	$-	$45,182	$-	$-	$-

(5) Non-income producing. Investment was on non-accrual status as of April 30, 2016, meaning the Company has ceased recognizing interest income on the investment.

(6) This investment matured in January 2016 and remains outstanding but is considered collectible.  Partial payments of accrued interest were made on April 19, 2016 and June 16, 2016. As such, the note has not been placed on non-accrual status.

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

(2)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 12.2% of net assets at October 31, 2015.

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

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$902,312	$-	$-	$7,901	$-	$-	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments, net	$312,493	$242,661	$924,877	$705,325
Dividend and interest income	11,684	8,888	27,714	22,383
Total investment income from non-controlled/non-affiliate company investments	324,177	251,549	952,591	727,708
From controlled affiliate company investments:
Interest on investments	13,251	-	45,182	-
Total investment income from controlled affiliate company investments	13,251	-	45,182	-
Total investment income	337,428	251,549	997,773	727,708

EXPENSES:
Base management fees	92,854	49,771	274,046	122,309
Professional fees	40,760	50,061	232,036	203,222
Amortization of deferred offering costs	-	7,899	-	23,695
Marketing expenses	2,680	4,020	10,720	12,060
Custody fees	9,286	2,232	27,405	10,938
Insurance expense	3,938	3,875	11,688	11,625
Director fees	5,049	1,500	9,549	6,000
Interest expense	-	-	5,554	-
Other expenses/(reimbursements)	-	(6,282)	1,468	(5,857)

Total expenses	154,567	113,076	572,466	383,992

Operating expenses refunded/(reimbursed) (Note 4)	26,178	(15,643)	(49,379)	(143,422)

Net expenses	180,745	97,433	523,087	240,570

NET INVESTMENT INCOME	156,683	154,116	474,686	487,138

REALIZED AND UNREALIZED GAIN/(LOSS):
Net realized gain on investments:
Non-controlled/non-affiliate company investments	-	-	173,116	-
Net change in unrealized appreciation on investments:
Non-controlled/non-affiliate company investments	(35,409)	56,321	272,007	260,865

Net realized and unrealized gain/(loss) on investments:	(35,409)	56,321	445,123	260,865

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$121,274	$210,437	$919,809	$748,003

Per Common Share data:

Net investment income per common share - basic and diluted	$0.07	$0.12	$0.20	$0.45
Earnings per common share - basic and diluted	$0.05	$0.16	$0.39	$0.68
Weighted average shares of common stock outstanding - basic and diluted	2,405,554	1,302,662	2,319,636	1,092,250
Distributions declared per common share	$0.19	$0.19	$0.56	$0.56

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of	Accumulated over-distributed net investment	Net Unrealized Appreciation (Depreciation) on	Net Realized Gain on	Total Net
	Shares	Amount	Par Value	income	Investments	investments	Assets

For the nine months ended July 31, 2015 (unaudited)
BALANCE -- October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$-	$-	$7,046,696

Issuance of common stock	862,402	87	8,702,113	-	-	-	8,702,200
Net increase in net assets resulting from operations	-	-	-	487,138	260,865	-	748,003
Distributions ($0.56 per share)	-	-	-	(629,849)	-	-	(629,849)

BALANCE — July 31, 2015	1,576,779	$158	$15,845,812	$(239,785)	$260,865	$-	$15,867,050

For the nine months ended July 31, 2016 (unaudited)
BALANCE -- October 31, 2015	1,849,246	$185	$18,612,085	$(262,113)	$474,791	$-	$18,824,948

Issuance of common stock	634,879	63	6,483,937	-	-	-	6,484,000
Redemption of common stock	(104,203)	(10)	(1,058,029)	-	-	-	(1,058,039)
Net increase in net assets resulting from operations	-	-	-	474,686	272,007	173,116	919,809
Distributions ($0.56 per share)	-	-	-	(1,309,836)	-	-	(1,309,836)

BALANCE — July 31, 2016	2,379,922	$238	$24,037,993	$(1,097,263)	$746,798	$173,116	$23,860,882

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$919,809	$748,003
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(4,434,479)	(8,464,800)
Proceeds from principal payments and sales of investments	2,452,293	3,528,795
Net realized gain on investments	(173,116)	-
Net change in unrealized appreciation on investments	(272,007)	(260,865)
Accretion of loan origination fees	(30,932)	(63,375)
Amortization of deferred offering costs	-	23,695
PIK interest	(430,314)	-
Defaulted interest on debt security	(23,756)	-
Change in assets and liabilities:
Prepaid insurance	10,187	11,625
Accounts receivable	-	(5,913)
Interest receivable	(77,254)	(90,925)
Due to Adviser	91,050	17,297
Taxes payable	-	(44,275)
Other Assets	33,500	-
Deferred loan origination fees	(35,649)	79,250

Net cash used in operating activities	(1,970,668)	(4,521,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	6,484,000	8,702,200
Redemptions of common stock	(1,058,039)	-
Distributions of income paid	(1,309,836)	(629,849)
Repayments on line of credit, net	(701,008)	-

Net cash provided by financing activities	3,415,117	8,072,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,444,449	3,550,863

CASH AND CASH EQUIVALENTS — Beginning of period	3,764,999	900,185

CASH AND CASH EQUIVALENTS — End of period	$5,209,448	$4,451,048

Interest Paid during the period	$5,554	$-
Taxes paid during the period	$-	$(44,231)
Distributions declared and paid during the period	$(1,309,836)	$(629,849)

Supplemental non-cash activity:
Interest receivable converted to investment	$6,444	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
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

The Company invests principally in debt, equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as "micro-cap companies."  The Company's primary emphasis is to identify companies with experienced management and positive cash flow from operations by (1) accessing established relationship channels of Integrity Trust Company, LLC, a Colorado limited liability company (the "Adviser"), (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of the Adviser and (5) drawing upon the combined experience and resources of the Adviser and its affiliates.

The Company generally invests in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.

On December 1, 2015, the adviser role was transferred from Integrity Bank & Trust, an affiliated entity, to the Adviser. The Company notes that this was just a change in legal structure and did not change the Adviser employees or physical address.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946—Financial Services—Investment Companies ("ASC Topic 946"). In the opinion of management, the financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the first quarter of fiscal 2016, the Company concluded it was appropriate to capitalize loan origination fees charged on promissory notes as a reduction to the initial cost of the investment and accrete such amounts over the estimated life of the investment as interest income. Previously, such fees were deferred and amortized over the estimated life of the investment. Accordingly, the Company had revised the classification to report these amounts as interest income on investments. Corresponding reclassifications have also been made to the statements of cash flows for the first nine months of fiscal year 2015. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the statements of Cash Flows, and had no effect on the previously reported Statements of Operations for any period.

Cash and Cash Equivalents

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits; however, management does not believe it is exposed to any significant credit risk.

Fair Value of Investments

The Company's fair value accounting policies adhere to the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures ("Topic ASC 820").  Topic ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Leve 1 -
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

Leve 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Leve 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

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

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company's shares offered for sale. The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statements of Assets, Liabilities and Net Assets. The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the Company's registration under the Securities and Exchange Act of 1934 (the "Exchange Act") was effective (November 1, 2014). As of October 31, 2015, the deferred offering costs incurred by the Company had been fully amortized.

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and nine months ended July 31, 2016, the Company earned interest income of $332,337 and $979,327 (including $13,251 and $45,182 interest on investments from affiliate company), respectively. During the nine months ended July 31, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its debt securities with Aequitas Commercial Finance, LLC, Aequitas Peer-to-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively, as the amounts were determined to be uncollectible. For the three and nine months ended July 31, 2015, the Company earned interest income of $242,661 and $705,325 (including no interest on investments from affiliate company). As of July 31, 2016 and October 31, 2015, the Company had interest receivable of $777,030 and $245,706, respectively.

Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended July 31, 2016, interest income included $12,539 and $30,932, respectively, of accretion of loan origination fees. There was no accretion of loan origination fees for the three and nine months ended July 31, 2015. For the three and nine months ended July 31, 2016, the Company received loan origination fees of $27,354 and $30,171 respectively. For the three and nine months ended July 31, 2015, the Company received loan origination fees of $43,250 and $79,250, respectively.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

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

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. As of July 31, 2016, the Company held three investments, Ajubeo, Inc., Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of July 31, 2016 the balance of accrued PIK interest related to these investments was $50,778, $192,329, and $294,207, respectively. For the year ended October 31, 2015, the Company held three investments, Ajubeo, Inc. Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of October 31, 2015, the balance of PIK interest related to these investments was $26,583, $23,750, and $56,667, respectively. All PIK interest amounts are recorded within the interest receivable balances as of July 31, 2016 and Octover 31, 2015. The Company notes that investments held with PIK interest do not have cash interest rates.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the investment company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended July 31, 2016, the Company recorded dividend income of $5,091 and $18,446. For the three and nine months ended July 31, 2015, the Company recorded dividend income of $8,888 and $22,383, respectively.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were three non-accrual loans held as of July 31, 2016 (Aequitas Commercial Finance, LLC, Aequitas Peer-to-Peer Funding, LLC, and Care Payment Holdings, LLC) with a fair value of $1,339,730 and cost of $1,626,500. There weren't any non-accrual loans held as of October 31, 2015. During the three months ended July 31, 2016, the Company reduced fair value by $286,770 for these non-accrual loans.

Partial loan sales: The Company follows the guidance in FASB ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Statements of Assets, Liabilities and Net Assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the three months ended July 31, 2016 and July 31, 2015, there were no partial loan sales. For the nine months ended July 31, 2016, there were partial loan sales which met the definition of a participating interest to a related party of $40,000 of the Company's interest in its Promissory Note in eCOS, LLC. For the nine months ended July  31, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $800,000 of the Company's interest in its $3,257,500 Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from this partial loan sale.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
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

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. For the three and nine months ended July 31, 2016 there was no amount recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC Topic 740"). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through July 31, 2016. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the nine months ended July 31, 2016, there were total distributions of $1,309,836. During the nine months ended July 31, 2015, there were total distributions of $629,849.

Recently adopted accounting pronouncements

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

Revolving Credit Facility

On October 21, 2015, the Company entered into a senior secured revolving credit facility up to $3,200,000.  The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a fixed rate of 4.85%. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,000,000 at July 31, 2016 and $1,701,008 at October 31, 2015. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution of income payments, financial guarantees, business combinations, and other related items. As of July 31, 2016, the Company is in compliance with all covenants.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of July 31, 2016 and October 31, 2015, the Company's asset coverage was 2,486% and 1,207%.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

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

For the three and nine months ended July 31, 2016, the Adviser earned $92,854 and $274,046, respectively, in base management fees. For the three and nine months ended July 31, 2015, the Adviser earned $49,771 and $122,309, respectively, in base management fees. There was no Incentive Fee for the three and nine months ended July 31, 2016 and July 31, 2015.

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser through October 31, 2015. Effective November 1, 2015, Custodial Property was amended to be defined as gross assets at the end of the most recently completed fiscal quarter, appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter.  The Adviser invoices the Company quarterly in arrears for the pro-rata portion of the annual amount.  For the three and nine months ended July 31, 2016, the Adviser earned $9,286 and $27,405, respectively, in custody fees. For the three and nine months ended July 31, 2015, the Adviser earned $2,232 and $10,938, respectively, in custody fees.

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

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit total operating expense to 2.34% of total operating expenses of the Company.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. For the three months ended July 31, 2016, the total amount of operating expenses incurred by the Company was less than the limit by $26,178, and this amount will therefore be refunded by the Company to the Adviser. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the nine months ended July 31, 2016 was $49,379. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the three and nine months ended July 31, 2015 was $15,643 and $143,422, respectively.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period. The following table presents the amounts reimbursed by the Adviser and the expiration date for such future possible reimbursement by the Company.

Date Reimbursed	Waiver Amount	Operating Expenses Refunded	Remaining Waiver Amount	Expiration Date
June 30, 2014	$121,939	$-	$121,939	June 30, 2017
October 31, 2014	55,091	28,816	26,275	October 31, 2017
January 31, 2015	77,836	-	77,836	January 31, 2018
April 30, 2015	49,943	-	49,943	April 30, 2018
July 31, 2015	15,643	-	15,643	July 31, 2018
October 31, 2015	16,920	-	16,920	October 31, 2018
January 31, 2016	78,196	-	78,196	January 31, 2019
	$415,568	$28,816	$386,752

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company. As of July 31, 2016, $210,207 was due to the Adviser for such reimbursements, including the OELA refund of $26,178. As of October 31, 2015, $119,157 was due to the Adviser for such reimbursements, net of the OELA reimbursed of $16,920. The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

On August 30, 2016, the Adviser gave a termination notice of the Operating Expense Limitation Agreement to the Company, effective as of the close of business, October 31, 2016.  The Company's independent directors have reviewed the request and have approved the termination of the agreement.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

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

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  Topic ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of Topic ASC 946. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available. The Company's investment in Landmark Dividend Growth Fund – G LLC is valued using NAV. As of July 31, 2016 and October 31, 2015, the fair value of Landmark Dividend Growth Fund – G LLC was $517,605 and $526,940, respectively.

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  All investments at July 31, 2016 and October 31, 2015 had no readily available market value and are included in Level 3 of the fair value hierarchy.

As part of the valuation process, management may take into account the following types of factors, if relevant, in determining the fair value of the Company's investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's net income before net interest expense, income tax expense, depreciation, and amortization. The enterprise analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.   When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, management considers the pricing indicated by the external event to corroborate its valuation.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by management, as described throughout this note. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a readily available market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following tables present information about the Company's assets measured at fair value on a recurring basis at July 31, 2016 and October 31, 2015.  The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.  For the period ended July 31, 2016 and year ended October 31, 2015, there were no transfers in or out of Level 1, 2, and 3.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

Assets Measured at Fair Value on a Recurring Basis at July 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at July 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$16,860,160	$16,860,160
Equity Securities	-	-	773,550	773,550
Investments in Partnership
Interests	-	-	908,629	908,629
Investment in Other
Investment Companies*	-	-	-	517,605
Total	$-	$-	$18,542,339	$19,059,944

Assets Measured at Fair Value on a Recurring Basis at October 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Investments:
Debt Securities	$-	$-	$14,067,446	$14,067,446
Equity Securities	-	-	301,084	301,084
Investments in Partnership
Interests	-	-	1,706,233	1,706,233
Investment in Other
Investment Companies*	-	-	-	526,940
Total	$-	$-	$16,074,763	$16,601,703

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis:

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	14,200,112	-	687,800	-	14,887,912
Proceeds from principal payments					-
and sales of investments	(5,057,500)	-	-	(465,116)	(5,522,616)
Settlements/Conversions	(850,000)	-	850,000	-	-
Net unrealized gains/(losses)	(21,666)	301,084	168,433	-	447,851
Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$-	$16,074,763
Purchase of investments	4,434,479	-	-	-	4,434,479
Proceeds from principal payments
and sales of investments	(1,591,377)	-	(860,916)	-	(2,452,293)
Net realized gains	-	-	173,116	-	173,116
Net unrealized gains/(losses)	(81,320)	472,466	(109,804)	-	281,342
Acretion of loan origination fees	30,932	-	-	-	30,932
Balance at July 31, 2016	$16,860,160	$773,550	$908,629	$-	$18,542,339

Quantitative Information About Level 3 Fair Value Measurements:

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at July 31, 2016 and October 31, 2015.

July 31, 2016
Type of Security	Fair Value		Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$15,520,430	(1)	Yield Analysis	Market Yield	6.0 - 14.5% (8.8%)
Equity Securities	$773,550		Earnings Multiple	Market Comparables	2.3 - 3.5 (3.1)
	$-		Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$908,629		Income Approach	Capitalization Rate	7.0%

October 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$14,067,446	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$301,084	Earnings Multiple	Market Comparables	2.0 - 3.0 (2.5)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$1,706,233	Income Approach	Capitalization Rate	6.4 - 7.8% (6.9%)

(1) Excludes $1,339,730 of loans at fair value, which the Company valued on a liquidation basis.

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
Three and Nine Months Ended July 31, 2016
(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. As of July 31, 2016, the Company had $165,445 in outsanding commitments. The Company had no such commitments outstanding at  October 31, 2015.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the three and nine months ended July 31, 2016 and July 31, 2015.

	Three months ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Earnings per share - basic:
Net increase in net assets resulting from operations	$121,274	$210,437	$919,809	$748,003
Weighted average shares outstanding - basic	2,405,554	1,302,662	2,319,636	1,092,250
Earnings per share - basic:	$0.05	$0.16	$0.39	$0.68

8.	DISTRIBUTIONS FROM INCOME

The Company's distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company's declarations and distributions during the nine months ended July 31, 2016:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2015	11/27/2015	$0.0625	$122,898
12/28/2015	12/30/2015	$0.0625	$141,633
1/25/2016	1/26/2016	$0.0625	$144,291
2/25/2016	2/26/2016	$0.0625	$149,912
3/25/2016	3/28/2016	$0.0625	$150,458
4/25/2016	4/27/2016	$0.0625	$151,732
5/25/2016	5/25/2016	$0.0625	$149,650
6/27/2016	6/28/2016	$0.0625	$151,227
7/25/2016	7/26/2016	$0.0625	$148,035

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
(unaudited)

9.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015

Net asset value at beginning of period	$10.18	$9.86
Issuance of common stock	-	-
Net investment income/(loss) (2)	0.20	0.45
Net realized and unrealized gain (loss) (3)	0.19	0.24
Net increase in shareholders' equity	0.39	0.69
Accretive effect of share issuance above NAV	0.02	0.07
Shareholder distributions:
From net investment income	(0.56)	(0.56)
Income tax expense	-	-
Net asset value at end of period	$10.03	$10.06
Shares outstanding at end of period	2,379,922	1,576,779
Ratio/Supplemental Data:
Weighted average net assets at end of period	23,642,334	10,873,238

Total return based on net asset value (4)	3.83%	7.60%

Ratio of gross operating expenses to average net assets (1)	4.84%	4.71%
Deferred or reimbursed expenses (1)	-1.89%	-1.76%
Ratio of net operating expenses to average net assets (1)	2.95%	2.95%
Ratio of net investment income/(loss) to average net assets	4.02%	5.97%
Average debt outstanding	1,350,504	-
Average debt outstanding per share	$0.58	$-
Portfolio turnover	14.60%	46.27%

(1)	The ratios have been annualized except for those expenses that are not recurring.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's distribution reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

These financial highlights may not be indicative of the future performance of the Company. Financial highlights are calculated for all outstanding common stock as a whole.  An individual shareholder's return and ratios may vary.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Three and Nine Months Ended July 31, 2016
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
Three and Nine Months Ended July 31, 2016
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

On August 4, 2016, the Company made an additional investment of $353,000 through a promissory note with Monarch Country Meadows, LLC. On August 25, 2016, the Company made an additional investment of $2,214,800 through a promissory note with Lincoln Meadows, LLC. On September 1, 2016, the Company made an additional investment of $165,445 through a promissory note with Northstar Portfolio, LLC.

On August 31, 2016, the Company received a $1,060,000 principal payment related to its promissory note with Lincoln Meadows, LLC.

From August 1, 2016 to September 14, 2016, the Company sold 35,631 shares of common stock at a price of $10.30 per share, for a total of $367,000 of new capital invested.

On August 30, 2016, the Adviser gave a termination notice of the OELA to the Company, effective as of the close of business October 31, 2016. See additional discussion regarding the termination in Note 4.

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

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies.  As of July 31, 2016, we had sixteen debt investments in fourteen companies and equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants. As of October 31, 2015, we had fourteen debt investments in twelve companies and equity investments in three investment partnerships, one other investment company and three portfolio companies in the form of warrants.

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

We generated revenue of $337,428 during the three months ended July 31, 2016.  This included $325,744 in interest on investments (including $13,251 interest on investments from affiliate company and $12,539 in revenue recognized from origination fees), $6,593 in interest income from bank accounts, and $5,091 in dividend income. For the comparable three months ended July 31, 2015, we generated revenue of $251,549.  This included $242,661 in interest on investments (including $27,625 in revenue recognized from origination fees) and $8,888 in dividend income.

We generated revenue of $997,773 during the nine months ended July 31, 2016.  This included $970,059 in interest on investments (including $45,182 interest on investments from affiliate company and $30,932 in revenue recognized from origination fees), $9,267 in interest income from bank accounts, and $18,447 in dividend income. During the nine months ended July 31, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its equity securities with Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively as the amounts were determined to be uncollectible. For the comparable nine months ended July 31, 2015, we generated revenue of $727,708.  This included $705,325 in interest on investments (including $63,375 in revenue recognized from origination fees) and $22,383 in dividend income.

Expenses. We expect our operating expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and increase during periods of asset declines. Once current expenses fall below the limitation of 2.95%, the Adviser will start to receive reimbursements from the Company for any deferred expenses up to the 2.95%.

During the three months ended July 31, 2016, the Company had expenses of $154,567, consisting of: (i) legal fees of $7,525; (ii) other professional fees of $33,235; (iii) base management fees of $92,854; (iv) directors' fees of $5,049; (v) marketing expenses of $2,680; (vi) custody fees of $9,286; and (vii) insurance expenses of $3,938. For the comparable three months ended July 31, 2015, the Company had expenses of $113,076, consisting of (i) amortization of offering costs of $7,899; (ii) legal fees of $3,656; (iii) other professional fees of $46,405; (iv) base management fees of $49,771; (v) directors' fees of $1,500; (vi) marketing expenses of $4,020; (vii) custody fees of $2,232; (viii) insurance expenses of $3,875; and (ix) miscellaneous reimbursements of $6,282.

During the nine months ended July 31, 2016, the Company had expenses of $572,466, consisting of: (i) legal fees of $59,821; (ii) other professional fees of $172,215; (iii) base management fees of $274,046, (iv) directors' fees of $9,549; (v) marketing expenses of $10,720; (vi) custody fees of $27,405; (vii) insurance expenses of $11,688; (viii) interest expense of $5,554; and (ix) miscellaneous expenses of $1,468. For the comparable nine months ended July 31, 2015, the Company had expenses of $383,992, consisting of (i) amortization of offering costs of $23,695; (ii) legal fees of $69,967; (iii) other professional fees of $133,255; (iv) base management fees of $122,309; (v) directors' fees of $6,000; (vi) marketing expenses of $12,060; (vii) custody fees of $10,938; (viii) insurance expenses of $11,625; and (ix) miscellaneous reimbursements of $5,857.

The Adviser has entered into the OELA with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. The total amount of operating expenses incurred by the Company were $26,178 less than the limit for three months ended July 31, 2016, and therefore were refunded by the Company to the Adviser. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the three months ended July 31, 2015 were $15,643.

The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the nine months ended July 31, 2016 and July 31, 2015 were $49,379 and $143,422, respectively. Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period.

On August 30, 2016, the Adviser gave a termination notice of the Operating Expense Limitation Agreement to the Company, effective as of the close of business, October 31, 2016.  The Company's independent directors have reviewed the request and have approved the termination of the agreement.  The original purpose of the OELA was to limit the expenses during the initial start of the Company.  The Directors noted that this purpose has been achieved.  In their determination, the independent directors reviewed the relevant factors including the operating expense and performance history of the Company and compared that information with the performance of other BDC's.  This revealed that the Company's operating expenses were materially lower than the average operating expenses of those reviewed.  It is noted that the existing operating expense reimbursement schedule and expiration dates are not affected by this termination and reimbursements to the Adviser remain in place subject to the OELA agreement.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  The Company reimburses the Adviser for expenses paid on its behalf monthly in arrears. These reimbursements are presented net of the OELA discussed above.

Net Unrealized Gains and Losses.

 For the nine months ended July 31, 2016, the Company had $272,007 in net unrealized gains, of which $81,320 was as a result of net unrealized loss on investments in debt securities, $472,466 was as a result of net unrealized gain on investments in equity securities, $109,804 was a result of net unrealized loss on investment in partnership interests, and $9,335 was a result of the net unrealized loss on investment in other real estate investment companies.

For the nine months ended July 31, 2015, the Company had $260,865 in net unrealized gains, of which $35,502 was a result of net unrealized loss on investments in debt securities, $196,428 was a result of net unrealized gain on investments in equity securities, $79,068 was a result of the net unrealized gain on investment in partnership interests, and $20,871 was a result of net unrealized gain on investment in other investment companies.

Net Realized Gains and Losses.

For the nine months ended July 31, 2016, the Company had $173,116 in net realized gains as a result of investments in partnership interests. For the nine months ended July 31, 2015, the Company did not have any realized gains or losses.

Financial condition, liquidity and capital resources.

We received $6,484,000 from the net proceeds of sales of the Company's common stock and partially redeemed twenty eight investors for $1,058,039 of the Company's common stock during the nine months ended July 31, 2016.  We received $8,702,200 from the net proceeds of sales of the Company's common stock during the nine months ended July 31, 2015. We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report and paid down the Company's line of credit.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of July 31, 2016, we were approximately 80% invested, compared to 88% invested at October 31, 2015.  We had cash resources of $5,209,448, which is an increase of 38% over cash resources held on October 31, 2015.  We had indebtedness of $1,000,000 as of July 31, 2016.  As of July 31, 2016, the balance of organization and operating expenses subject to the OELA was $386,752.  For the period from and including August 1, 2016 through September 14, 2016, the Company received additional net proceeds from the sale of common stock of $367,000 at a price of $10.30 per share.

As of October 31, 2015, we had cash resources of $3,764,999.  We had indebtedness of $1,701,008 as of October 31, 2015.  As of October 31, 2015, the balance of organization and operating expenses subject to the recoupment under the OELA was $337,372.

As of July 31, 2016, our debt investments included:  (i) three secured promissory notes currently on non-accrual status, previously bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) five secured promissory notes bearing an interest rate of 12%, one of which is currently on non-accrual status; (v) a secured promissory note bearing an interest rate of 9% with 136,459 warrants (6.59% of the outstanding equity of the portfolio company); (vi) a promissory note secured by tax liens bearing an 7% interest rate; (vii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (viii) a secured promissory note bearing an interest rate of 6% ; (ix) a secured promissory note bearing an interest rate of 8%; and (x) a secured promissory note bearing an interest rate of 10.5%.

On March 10th the SEC filed a complaint against the Aequitas group of companies which are related to two of the Company's debt investments. Both notes have been placed on non-accrual and the Company has reversed all unpaid accrued interest. In addition, the Care Payment Holdings promissory note due September 18, 2018 has also been placed on non-accrual. During the nine months ended July 31, 2016, a receiver was appointed over these investments. The total invested amount in receivership is $1,626,500. During the three months ended July 31, 2016, the Company wrote down the non-accrual notes by $286,770. This reflects 65% of par value on the Aequitas Commercial Finance, LLC and Aequitas Peer-To-Peer Funding, LLC notes and 93.25% of par value on the Care Payment Holdings note.  The Company is continuing to monitor the notes and the potential impact on valuations and income to the Fund.

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

As of July 31, 2016, the Company holds membership interest in a limited liability company (or LLC) that invests in real property rights to ground leases and easements under infrastructure assets.  The LLC pays annual dividends at a rate of 7%. The Company holds 14% membership interest in an LLC that is also in the real estate industry.  The Company also held Class B membership interests in two other LLC's at October 31, 2015 that were in the real estate industry. These two investments were sold during the nine months ended July 31, 2016 for total proceeds of $860,916. Our cash resources are held in depository accounts at First Republic Bank and Texas Capital Bank.  We currently have no investments in debt or equity securities of public companies.

As of July 31, 2016 we had net assets of $23,860,882 and, based on 2,379,922 shares of common stock outstanding, a net asset value per common share of $10.03.  This represents an increase of 27% in net assets as compared to October 31, 2015. As of October 31, 2015, we had net assets of $18,824,948 and, based on 1,849,246 shares of common stock outstanding, a net asset value per common share of $10.18.

Revolving Credit Facility The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit expires on October 21, 2016, unless extended.  Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,000,000 and $1,701,008 at July 31, 2016 and October 31, 2015, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of July 31, 2016 and October 31, 2015, the Company was in compliance with all covenants.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  As of July 31, 2016, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the Statements of Assets, Liabilities, and Net Assets as of July 31, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have limited impact on interest income, interest expense, or net investment income.

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	N/A
(b)	N/A

(c)	Purchases of Equity Securities by the Issuer:
ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (May 1 – 31, 2016)	43,127	$10.14	43,127 (1)	0
Month #2 (June 1 – 30, 2016)	0	0	0	0
Month #3 (July 1 – 31, 2016)	51,076	$10.16	51,076 (2)	0
Total	94,203		94,203	0

(1)	A tender offer was announced on April 6, 2016 to purchase up to 43,127 shares. The offer expired on May 4, 2016. The offer has expired during the period covered by the table.

(2)	A tender offer was announced on June 20, 2016 to purchase up to 51,076 shares. The offer expired on July 18, 2016. The offer has expired during the period covered by the table.

Item 6. EXHIBITS

Exhibit No.	Document
3.1 3.2	Articles of Incorporation* By-laws**
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*	Incorporated by reference from Form 10-Q filed June 14, 2016.
**	Incorporated by reference from Form 10 filed August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2016	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer and Chief Compliance Officer

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director