Form 10-K
period 2016-10-31
Integrity Capital Income Fund, Inc.
filed 2017-01-27
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ____ __ to        ___

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒         Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $24,767,759 (based on $10.16 per share).
There were 2,525,040 shares of the issuer's common stock, par value $0.0001, outstanding as of January 27, 2017.

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
•
the risks, uncertainties and other factors identified in the sections entitled "Risk Factors" in in this Annual Report on Form 10-K and elsewhere in this report and in the previous filings with the SEC.

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

INTEGRITY CAPITAL INCOME FUND, INC.

PART I

ITEM 1. BUSINESS

Background and Summary

Integrity Capital Income Fund, Inc. (referred to herein as "we," "us," "Company," or "Fund") was incorporated on December 10, 2013 under the laws of the State of Colorado.  We filed an election on October 28, 2014 to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Integrity Trust Company, LLC, (the "Adviser") an affiliate of Integrity Bank & Trust serves as our investment adviser and provides the Company with the administrative services necessary for us to operate.

Congress created business development companies in 1980 in an effort to help public capital reach smaller and growing private and public companies. We are designed to do precisely that. We make minority, non-controlling investments in private businesses that are seeking growth capital.

We invest principally in debt and equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize income and capital appreciation. In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as "micro-cap companies." Our primary emphasis is to identify companies with experienced management and positive cash flow from operations by (1) accessing established relationship channels of the Adviser, (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of the Adviser and (5) drawing upon the combined experience and resources of the Adviser and its affiliates.

We generally invest in securities that have not been rated by independent rating agencies or that would be rated below investment grade if they were rated.  These securities have predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal.

We have made investments in approximately 19 portfolio companies and are in the due diligence phase of several other potential investments. For further discussion and description of our investments, see the Management Discussion and Analysis and the Schedule of Investments included in the Financial Statements. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

Our investment activities are managed by the Adviser, the terms of which are included in the Investment Advisory Agreement (the "Advisory Agreement"). The Adviser is Integrity Trust Company, LLC, an affiliate of Integrity Bank & Trust, and is exempt from registration as an investment adviser under Section 202(a)(11) of the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Randall Rush (Randy) and Eric Davis are principals of the Adviser. Under the Advisory Agreement, we pay the Adviser for its investment advisory services an annual base management fee based on our gross assets, which includes any borrowings, as well as an incentive fee based on our performance.

Our assets are held by our Adviser as outlined in the Custody Agreement under which we pay the Adviser a fee of 0.15% of assets under custody consisting of cash, securities and earnings there from, and excluding any related party assets.

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

The base management fee (the "Base Fee") is calculated at an annual rate of 1.50% of our gross assets, which includes any borrowings for investment purposes. As of October 31, 2016 and October 31, 2015 we borrowed funds of approximately $1.7 million and $1.7 million, respectively, for the purpose of making portfolio investments. From inception to June 30, 2014, the Adviser waived the Base Fee, in the amount of $25,056. The waived Base Fees at June 30, 2014 are not subject to reimbursement. From July 1, 2014 to October 31, 2014 the Base Fee was calculated based on the value of gross assets at October 31, 2014, and appropriately adjusted for equity capital raises. Commencing November 1, 2014 the Base Fee is  payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the fiscal quarter.  The Base Fee for any partial month or quarter is appropriately pro-rated.

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

Duration and termination. Unless earlier terminated, the Advisory Agreement will remain in effect for the period ending October 31, 2017 and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. On September 27, 2016 our Board of Directors, including a majority of the independent directors, approved the Agreement. The Advisory Agreement will automatically terminate in the event of its assignment. The Advisory Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other.

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

Organization of the investment adviser.  The Adviser is a Colorado corporation registered as a trust company that is exempt from registration as an investment adviser under the Advisers Act.  The Adviser is an affiliate of the parent of Integrity Bank & Trust, Inc. ("Integrity Bank").  Prior to December 1, 2015 the Adviser was a division of Integrity Bank (the "Predecessor Adviser"), but not a separate legal entity.  Effective December 1, 2015, all lines of business, including the Advisory Agreement, were transferred to the newly formed Integrity Trust Company, which has operated as the Adviser.  Because the parent company of Integrity Bank also controls the Adviser, the transfer of the Advisory Agreement and related business was not considered an assignment of the Advisory Agreement.  All personnel, including the investment professionals, remain the same.

Mr. Rush is an owner and Chairman of the Board of Integrity Trust Company. Messrs. Rush and Davis, and Mrs. Wendy Fisher are senior investment professionals and, along with L. Blaine Rush, Brett Wyss, Jeremiah Erickson and Larry Dozier, are the members of its Investment Committee (the "Investment Committee"). Randall Rush, Eric Davis and Wendy Fisher manage our day-to-day operations and provide the services under the Advisory Agreement. The Adviser currently provides, and intends to continue to provide similar investment advisory services to other entities and individuals investing in addition to us. As the Adviser provides investment advisory services to other entities, the Adviser intends to allocate investment opportunities in a fair and equitable manner pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us. The principal address of the Adviser is 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

The Adviser and the Company have entered into a Sublicense Agreement whereby the Company is permitted to use the name "Integrity Capital" during the term of the Sublicense Agreement.

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

At fiscal year end of October 31, 2016 and October 31, 2015, we had approximately $1.7 million of borrowings.  As of January 27, 2017, we had $1.7 million in borrowings.  In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser are borne by our common stockholders.

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

The Adviser provides and maintains a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. The Company also entered into a fidelity bond during the year ended October 31, 2016.  Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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
●
at least 50% of the value of our assets consists of (i) cash, cash equivalents, U.S.   government securities, securities of other RICs, and (ii) other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

●
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

Each valuation is completed in writing using an approved valuation format. Furthermore, each valuation is reported to the Company's Board of Directors at a meeting of the Board after the end of the respective quarter. Our entire Board of Directors serves on the Valuation Committee. As part of the valuation process, management may take into account the following types of factors, if relevant, in determining the fair value of the Company's investments: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company's securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, management considers the pricing indicated by the external event to corroborate its valuation.

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

If the Adviser determines that an adjustment to the fair market value is necessary, the Adviser will in good faith determine the fair value using valuation techniques and may determine to use a valuation expert to complete an independent valuation. Our notes to the financial statements contain additional detail on our valuation policy.

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

Custodian, Transfer and Distribution Paying Agent

Our securities are held under a custody agreement with the Adviser. The Adviser acts as our transfer agent and distribution paying agent. The principal business address of our transfer agent and distribution paying agent is 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921 and the phone number is 719-955-4801.

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

Risks Relating to Our Business and Structure

We have a three year operating history.

We were initially formed in December 2013. As a result, we have a three year history of financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any business having a three year operating history, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

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

We depend on the experience, diligence, skill and network of business contacts of the Adviser's senior investment professionals. The senior investment professionals, together with other investment professionals that the Adviser currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Randall Rush, who is also our Chairman of the Board, Treasurer and Chief Financial Officer, and Eric Davis, who is also our President and Chief Compliance Officer and a Board member. The departure of either of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objectives. While Mr. Davis devotes a majority of his business time to our operations through the Adviser and does have an employment agreement with the Adviser, Mr. Davis is not subject to an employment contract with the Company.

Our Adviser and its management have limited prior experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. These constraints may hinder the Adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, although the Adviser (with the Predecessor Adviser) has eleven years of wealth management experience, the Adviser has three years of experience managing a business development company, and the investment philosophy and techniques used by the Adviser may differ from the Adviser's other investment experience. Accordingly, we caution you that our investment returns could be substantially lower than the returns achieved by other business development companies.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. During the fiscal year ended October 31, 2015, we established a line of credit of $3.2 million (the "LOC"). The Company renewed the LOC during the fiscal year ended October 31, 2016.  In the process of renewing the LOC, the credit facility was increased to $4.0 million from $3.2 million. We may draw on this LOC at any time. The lender has fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect the lender to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments.

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

Because of our relatively small size and three year operating history, we may be unable to identify and fund investments that meet our criteria. Until we are able to invest in target portfolio companies, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies.

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

We have adopted measures that may make it difficult for a third party to obtain control of us. Certain provisions of our articles and bylaws may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

Our business depends on the communications and information systems of the Adviser and its affiliates.  These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our security holders.  As our reliance on technology has increased, so have the risks posed to our information systems; both internal and those provided by the Adviser and third-party service providers.

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

Since the economic downturn that began in mid-2007, interest rates have remained low.  The Federal Open Market Committee has signaled its intent to provide an orderly normalization of short-term interest rates based upon economic data.  In addition, because unknown consequences are likely to result from the U.S. Government's fiscal policies and challenges during this time, we will likely experience increasing volatile interest rates in the future.

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

No public trading market for our common stock currently exists nor is one expected to develop in the foreseeable future. The Company's ability to repurchase our common stock is limited to 2.5% of the weighted average number of shares outstanding in the prior four fiscal quarters. The Board of Directors has approved dispensing with the dividend reinvestment limitation and has approved for the Company to begin the process for providing a share repurchase program to its shareholders. Nonetheless, you must be prepared to hold your shares indefinitely.

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

Holders

As of January 27, 2017, there were approximately 210 stockholders of record of our common stock.

Distributions

Our Board of Directors will determine the payment of any distributions.  We began declaring and paying distributions on a monthly basis in May 2014. The following distributions have been paid during the two most recent fiscal years through January 27, 2017:

Date Distribution Paid	Total Distribution Amount	Distribution Per Share
11/25/2014	$52,455	$0.0625
12/25/2014	$53,205	$0.0625
1/26/2015	$59,530	$0.0625
2/25/2015	$69,502	$0.0625
3/25/2015	$70,264	$0.0625
4/25/2015	$72,542	$0.0625
5/25/2015	$76,954	$0.0625
6/25/2015	$84,793	$0.0625
7/25/2015	$90,605	$0.0625
8/25/2015	$99,251	$0.0625
9/25/2015	$105,112	$0.0625
10/26/2015	$113,999	$0.0625
11/27/2015	$122,898	$0.0625
12/30/2015	$141,633	$0.0625
1/26/2016	$144,291	$0.0625
2/25/2016	$149,912	$0.0625
3/25/2016	$150,458	$0.0625
4/26/2016	$151,732	$0.0625
5/25/2016	$149,650	$0.0625
6/28/2016	$151,227	$0.0625
7/26/2016	$148,035	$0.0625
8/25/2016	$150,365	$0.0625
9/27/2016	$151,731	$0.0625
10/26/2016	$153,581	$0.0625
11/28/2016	$153,901	$0.0625
12/27/2016	$157,117	$0.0625
1/25/2017	$157,815	$0.0625

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2016, there were no compensation plans under which equity securities of the Company were authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as provided below, all sales of unregistered equity securities that occurred during the period covered by this report, and through January 27, 2017, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Between December 28, 2016 and January 27, 2017, the Company sold approximately 11,165 shares of our common stock at a price of $10.30 per share.  The Company received net proceeds of $115,000 in connection with the Company's offering of its common stock. No commissions were paid on the sales.

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

Purchases of Equity Securities by the Issuer:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (August 1-31, 2016)	-	$-	-		-
Month #2 (September 1-30, 2016)	-	$-	-		-
Month #3 (October 1-31, 2016)	56,096	$10.03	56,096	(1)	-
Total	56,096	$10.03	-		-

(1) A tender offer was announced on September 23, 2016 to purchase up to 56,096 shares. The offer expired on October 24, 2016. The offer has expired during the period covered by the table.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended October 31, 2016 and 2015 and the period from December 10, 2013 (inception) through October 31, 2014 is derived from the Company's financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year-ended October 31, 2016	Year-ended October 31, 2015	December 10, 2013 through October 31, 2014
Statement of Operations Data:
Total investment income	$1,464,958	$1,148,017	$249,627
Management fee	$368,586	$186,360	$54,192
Total operating expenses	$718,596	$364,845	$99,112
Net investment income	$746,362	$783,172	$150,515
Net realized appreciation on investments	$173,116	$-	$-
Net change in unrealized appreciation on investments	$187,219	$474,791	$-
Income tax expense	$125,508	$-	$44,275
Net increase in net assets resulting from operations	$981,189	$1,257,963	$106,240
Per Share Data:
Net investment income	$0.32	$0.63	$0.33
Net realized and unrealized gain (loss)	$0.15	$0.38	$-
Income taxes	$0.05	$-	$0.10
Net increase in net assets resulting from operations	$0.42	$1.01	$0.23
Cash distributions declared	$0.75	$0.75	$0.37
Balance Sheet Data:
Investments, at fair value	$22,707,594	$16,601,703	$6,261,616
Cash and cash equivalents	$2,528,322	$3,764,999	$900,185
Total assets	$26,296,332	$20,680,762	$7,249,978
Total debt	$1,700,687	$1,701,008	$-
Total liabilities	$1,994,889	$1,855,814	$203,282
Total net assets	$24,301,443	$18,824,948	$7,046,696

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition.  The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties.  Our actual results could differ materially from those implied or expressed in the forward-looking statement for any reason, including the factors set forth elsewhere in this Annual Report on Form 10-K and as "Risk Factors" for the year ended October 31, 2016.  You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

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

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies.  As of October 31, 2016, we had nineteen debt investments in seventeen companies and equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants. As of October 31, 2015, we had debt investments in twelve companies and equity investments in three investment partnerships, one other investment company and three portfolio companies in the form of warrants.

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

We generated revenue of $1,464,958 during the year ended October 31, 2016. This included $1,432,151 in interest on investments (including $63,228 interest on investments from affiliated company), $12,591 in interest income from bank accounts, and $20,216 in dividend income. We generated revenue of $1,148,017 during the year ended October 31, 2015. This included $1,054,779 in interest on investments (including $7,901 interest on investments from affiliated company), $42,238 in dividend income, and $51,000 in other income. We generated revenue of $249,627 from December 10, 2013 (inception) through October 31, 2014 ("the period ended October 31, 2014"). This included $240,084 in interest on investments and $9,543 in dividend income. During the year ended October 31, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its debt securities with Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively as the amounts were determined to be uncollectible.

Expenses. We expect our operating expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and increase during periods of asset declines. Once current expenses fall below the Operating Expense Llimitation Agreement ("OELA") of 2.95% or 2.34%, the Adviser will start to receive reimbursements from the Company for any deferred expenses up to the 2.95% limit or the 2.34% limit related to each respective period.  Effective November 1, 2016, no expense reimbursement limited applies for expenses incurred.

During the year ended October 31, 2016, the Company had expenses of $789,733, consisting of: (i) base management fees of $368,586; (ii) legal fees of $82,920; (iii) other professional fees of $239,639; (iv) marketing expenses of $17,335; (v) custody fees of $36,859; (vi) insurance expenses of $15,938; (vii) directors' fees of $13,347; (viii) interest expense of $13,516; and (ix) other expenses of $1,593. During the year ended October 31, 2015, the Company had expenses of $525,187, consisting of: (i) base management fees of $186,360; (ii) legal fees of $82,888; (iii) other professional fees of $173,211; (iv) amortization of offering costs of $31,593; (v) marketing expenses of $16,080; (vi) custody fees of $16,904; (vii) insurance expenses of $15,500; (viii) directors' fees of $7,500; (ix) interest expense of $1,008, and (x) other expenses of $(5,857).  For the period ended October 31, 2014, the Company had expenses of $301,198, consisting of (i) base management fees of $54,192; (ii) legal fees of $14,511; (iii) other professional fees of $77,880; (iv) marketing expenses of $9,380; (v) custody fees of $2,111; (vi) insurance expense of $646; (vii) directors fees of $7,500; (viii) organization costs of $134,947;  and (ix) other expenses of $31.

The Adviser has entered into the OELA with the Company effective January 2, 2014, to limit the total operating expenses of the Company to 2.34%. Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. The total amount of operating expenses incurred by the Company, which exceeded the limit and were reimbursed by the Adviser for the years ended October 31, 2016, and 2015 were $71,137 and $160,342, respectively, and $177,030 for the period ended October 31, 2014.

On August 30, 2016, the Adviser gave a termination notice of the OELA to the Company, effective as of the close of business, October 31, 2016.  The Company's independent directors have reviewed the request and have approved the termination of the agreement.  The original purpose of the OELA was to limit the expenses during the initial start of the Company.  The Directors noted that this purpose has been achieved.  In their determination, the independent directors reviewed the relevant factors including the operating expense and performance history of the Company and compared that information with the performance of other BDC's.  This revealed that the Company's operating expenses were materially lower than the average operating expenses of those reviewed.  The existing operating expense reimbursement schedule and expiration dates are not affected by this termination and reimbursements to the Adviser remain in place subject to the OELA agreement.

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company.  The Company reimburses the Adviser for expenses paid on its behalf monthly in arrears. These reimbursements are presented net of the OELA discussed above.

Net Changes in Unrealized Gains and Losses.

 For the year ended October 31, 2016, the Company had $187,219 in change in unrealized gains, of which $201,695 was as a result of change in unrealized loss on investments in debt securities, $554,985 was as a result of change in unrealized gain on investments in equity securities, $168,433 was a result of change in unrealized loss on investment in partnership interests, and $2,362 was a result of change in unrealized gain on investment in publicly traded partnerships.

For the year ended October 31, 2015, the Company had $474,791 in change in unrealized gains, of which $21,666 was as a result of change in unrealized loss on investments in debt securities, $301,084 was a result of change in unrealized gain on investments in equity securities, $168,433 was a result of change in unrealized gain on investments in equity securities, and $26,940 was a result of change in unrealized gain on investment in other investment companies.

For the period ended October 31, 2014, the Company had no unrealized gains or losses resulting from investments held.

Net Realized Gains and Losses.

For the year ended October 31, 2016, the Company had $173,116 in net realized gains as a result of investments in partnership interests. For the year ended October 31, 2015 and the period ended October 31, 2014, the Company did not have any realized gains or losses.

Income Tax Expense.

During the year ended October 31, 2016 the Company had $125,508 in income tax expense. During the year ended October 31, 2015 and the period ended October 31, 2014, the Company had $0 and $44,275 in income tax expense, respectively. See futher discussion in the notes to the financial statements.

Financial condition, liquidity and capital resources.

We received $7,881,500 from the net proceeds of sales of the Company's common stock and partially redeemed twenty two investors for $1,620,681 of the Company's common stock during the year ended October 31, 2016.  We received $11,468,500 from the net proceeds of sales of the Company's common stock during the year ended October 31, 2015. We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report and paid down the Company's line of credit.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of October 31, 2016, we were approximately 93% invested, compared to 88% invested at October 31, 2015.  We had cash resources of $2,528,322, which is a decrease of 33% over cash resources held on October 31, 2015.  We had indebtedness of $1,700,687 and owed income taxes of $125,508 as of October 31, 2016.  As of October 31, 2016, the balance of organization and operating expenses subject to recoupment per the OELA was $408,509. This is not a liability of the Company unless operating expenses in future periods are less than 2.95% or 2.34% of average net assets. See Note 4 in the notes to the financial statements for additional details. For the period from and including November 1, 2016 through January 27, 2017, the Company received additional net proceeds from the sale of common stock of $675,000 at a price of $10.30 per share. As of October 31, 2015, we had cash resources of $3,764,999 and indebtedness of $1,701,008.  The balance of organization and operating expenses subject to the recoupment under the OELA was $337,372.

As of October 31, 2016, our debt investments included:  (i) three secured promissory notes currently on non-accrual status, previously bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) six secured promissory notes bearing an interest rate of 12%; (v) one secured promissory note bearing an interest rate of 12.7%; (vi) a secured promissory note bearing an interest rate of 8.75% with 203,125 warrants (6.59% of the outstanding equity of the portfolio company); (vii) a promissory note secured by tax liens bearing a 7% interest rate; (viii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (ix) a secured promissory note bearing an interest rate of 6%; (x) a secured promissory note bearing an interest rate of 8%; (xi) a secured promissory note bearing an interest rate of 10.5%; and (xii) a non-accrual promissory note previously bearing an interest rate of 12%.

On March 10, 2016 the SEC filed a complaint against the Aequitas group of companies which are related to two of the Company's debt investments. Both notes have been placed on non-accrual and the Company has written-off all unpaid accrued interest. In addition, the Care Payment Holdings promissory note due September 18, 2018 has also been placed on non-accrual. During the year ended October 31, 2016, a receiver was appointed over these investments. The total invested amount in receivership is $1,626,500. During the year ended October 31, 2016, the Company wrote down the non-accrual notes to a fair value of  $1,070,822, which reflects 67.5% of par value on the Aequitas Commercial Finance, LLC, 20.3% of par value on both Aequitas Peer-To-Peer Funding, LLC notes and 70.8% of par value on the Care Payment Holdings note.  The Company is continuing to monitor the notes and the potential impact on valuations and income to the Fund.

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

As of October 31, 2016, the Company holds membership interest in a publicly traded partnership that invests in real property rights to ground leases and easements under infrastructure assets. The partnership anticipates paying quarterly dividends as approved by the Board of Directors. The Company holds 14% membership interest in an LLC that is also in the real estate industry. At October 31, 2015 the Company also held Class B membership interests in two other LLC's that were in the real estate industry. These two investments were sold during the year ended October 31, 2016 for total proceeds of $860,916. Our cash resources are held in depository accounts at First Republic Bank and Central Bank and Trust.  We currently have no other investments in debt or equity securities of public companies.

As of October 31, 2016 we had net assets of $24,301,443 and, based on 2,459,506 shares of common stock outstanding, a net asset value per common share of $9.88.  This represents an increase of 29% in net assets as compared to October 31, 2015. As of October 31, 2015, we had net assets of $18,824,948 and, based on 1,849,246 shares of common stock outstanding, a net asset value per common share of $10.18.

Revolving Credit Facility

The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit was extended during the year ended October 31, 2016 and expires on October 21, 2017, unless extended again.  During the year ended October 31, 2016, the Company also increased the credit facility to borrow up to $4,000,000 at any one time outstanding. Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,700,687 and $1,701,008 at October 31, 2016 and October 31, 2015, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of October 31, 2016 and October 31, 2015, the Company was in compliance with all covenants.

Distribution policy

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

Beginning with our taxable year commencing November 1, 2014, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each taxable year an amount at least equal to the sum of: (i) 98.0% of our ordinary income for the taxable year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending each taxable year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

Contractual obligations. A summary of our significant contractual payment obligations as of October 31, 2016 is as follows:

	Payments by Period - Year Ended October 31, 2016
		Less Than			More Than
	Total	One Year	1 -3 Years	3 - 5 Years	5 Years

Line-of Credit	1,700,687	1,700,687	-	-	-
Unfunded commitments[1]	-	-	-	-	-

Total contractual obligations	1,700,687	1,700,687	-	-	-

1 The Fund did not have any unfunded commitments as of October 31, 2016.

A summary of our significant contractual payment obligations as of October 31, 2015 was as follows:

	Payments by Period - Year Ended October 31, 2015
		Less Than			More Than
	Total	One Year	1 -3 Years	3 - 5 Years	5 Years

Line-of Credit	1,701,008	1,701,008	-	-	-
Unfunded commitments[1]	-	-	-	-	-

Total contractual obligations	1,701,008	1,701,008	-	-	-

1 The Fund did not have any unfunded commitments as of October 31, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies.  These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.  As of the years ended October 31, 2016 and October 31, 2015, we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments.  We have entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act.  Under the Investment Advisory Agreement, Integrity Trust Company provides us with investment advisory and management services.  This agreement is terminable by either party upon proper notice.  For these services, we pay (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

Current Economic Environment

During the year ended October 31, 2016, the Company saw three quarters of sluggish U.S. economic growth followed by a strong surge in the third quarter of 2016.  Corporate earnings and inflation have risen while unemployment has fallen.  The public equity markets are trading near all-time highs at inflated forward price-to-earnings ratios.  Against this backdrop, the Federal Reserve decided to raise the federal funds rate target by 0.25% in December 2016 just as it did in December 2015, and increased the indicated pace of projected rate hikes in 2017.  While the economic momentum may increase valuations of the private, micro-cap companies in which we invest, it will also increase borrowing costs, which will make it more challenging for those whose exit strategy is to refinance with another financial institution.  Rising rent and lease rates continue to outpace rises in interest rates, which may negatively impact a portion of our investments as we continue to move through the next fiscal year. We are cautiously optimistic about finding new and appropriately-priced investment opportunities that meet our criteria.

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

Cash and Cash Equivalents

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company held no cash equivalents at October 31, 2016 or October 31, 2015.

Revenue Recognition

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Fee income such as origination, closing, commitment, structuring and other upfront fees are generally non-recurring and are recognized as revenue when earned.  In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company may be deferred and amortized over the estimated life of the investment.  Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as net interest on investments.

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

Income Taxes

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of and during the year-ended October 31, 2016, the Company did not have any unrecognized tax benefits. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates.  As of October 31, 2016, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the Statements of Assets, Liabilities, and Net Assets as of October 31, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have limited impact on interest income, interest expense, or net investment income. The following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase(decrease) in	Increase(decrease) in	Increase(decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Investment Income
	in thousands

Down 25 basis points	(13)	(4)	(9)
Up 50 basis points	26	9	17
Up 100 basis points	53	17	36
Up 200 basis points	105	34	71
Up 300 basis points	158	51	107

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

Management carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures as of October 31, 2016.  Based on this evaluation, the President and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2016.

The Audit Committee was advised of issues encountered and will be informed of key decisions reached by management relating to the remediation efforts.  Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The Company entered into a service agreement in April 2016 with Conifer Asset Solutions, LLC to provide certain tax-related and testing services to the Fund to strengthen its controls and procedures. Services include, but are not limited to, preparing taxable income calculations and preparation of tax filings, reports, documentation, disclosure, and diversification support to the Company.

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

Integrity Capital Income Fund, Inc.'s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles.  Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Integrity Capital Income Fund, Inc., and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of Integrity Capital Income Fund, Inc.'s internal control over financial reporting as of October 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control --- Integrated Framework issued in 2013.  Based on this evaluation, the President and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of October 31, 2016, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness described below.

 A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended October 31, 2016, the Company's auditors, RSM US LLP, identified a material weakness related to management's analysis regarding the Company's income tax provision, presentation and disclosures in the financial statements included in the Form 10-K as a result of their review of the Company's gross income test.

The Company's management and third party service provider, who assists with the Company's qualification tests, did not identify that the Company failed the gross income test (internal revenue code (IRC) section 851 (b)(2)). The gross income test is one of the qualification tests that the Company must comply with to maintain status as a registered investment company (RIC).  Failure to meet a qualification tests can potentially result in the Company not being treated as a RIC under Subchapter M of the IRC, and thus, being taxed as a C-Corporation for the current tax year. During the current year, the Company is subject to a tax remedy pursuant to IRC 851(i)(2) for failure to satisfy the gross income test due to reasonable cause.

The deficiency described above was detected while preparing the financial statements for the year ended October 31, 2016; however, the material weakness did not result in any misstatement, material or otherwise, of our financial statements as the Company recorded income tax expenses of $125,508 for the year ended October 31, 2016 as a result of the tax remedy discussed above. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of October 31, 2016.

Remediation Efforts

The Company intends to implement the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•
Future tax provision calculations will be completed by a newly engaged third party tax specialist.  As of January 27, 2017 the Company had engaged Cohen & Company, who has extensive related experience, as this provider.

Item 9B.   OTHER INFORMATION

Revolving Credit Facility

On October 21, 2016, the Company renewed and increased a Business Loan Agreement, Promissory Note and Commercial Security Agreement (the "Loan Agreement") with Central Bank & Trust Co. ("Lender") which provides for a secured line of credit in the aggregate original principal amount of $3,200,000 (the "Loan").  The Company will pay interest of 4.85% on the outstanding principal balance of each advance.  The entire principal of the Loan, plus any accrued and unpaid interest, is due on October 21, 2017, unless the Loan Agreement is renewed again. The Loan is secured by the Company's accounts, instruments, documents, chattel paper and other rights to payments, general intangibles, investment property, and deposit accounts (each as defined in the Uniform Commercial Code).

The Lender is a correspondent bank with the Adviser. Gemini Bancshares, Inc., the sole shareholder of the Adviser, also has a correspondent bank relationship with the Lender and has a loan currently outstanding with the Lender in the amount of $3,205,000.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORTATE GOVERNANCE

Our Board of Directors oversees our management.  The Board of Directors currently consists of five members, three of whom are not "interested persons" of the Company and the Adviser as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Currently, the entire Board of Directors serves as the Audit Committee and the Valuation Committee. The Board may establish additional committees in the future.

Board of Directors – Composition, Qualifications and Attributes

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

Board of Directors and Executive Officers

Under our articles, our directors hold one-year terms. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Directors

Information regarding the Board of Directors is as follows:

Name	Age	Positions Held	Director Since	Expiration of Term**		Portfolios overseen by director
Independent Directors:
Steve Leach	54	Director	2013	2017	*	0
Ric Denton	73	Director	2013	2017	*	0
P. Andrew Limes	55	Director	2016	2017	*	0
Interested Directors:
Randall Rush	62	Director, Chairman, CFO & Treasurer	2013	2017	*	0
Eric Davis	38	Director, President, CIO, CCO	2017	2018	*	0

* The Director's term has been extended for one year, pursuant to the Bylaws, and until his or her successor is elected and qualified.
** In April 2016, an Amendment to the Articles of Incorporation was approved to remove the classification of directors. Upon formation of the Company, the Articles of Incorporation were filed to include a three year staggered Board of Directors.  After two years of operations of the Company, the Board determined that, due to the small size of the Company and the expense of calling for annual meetings and the difficulty in finding qualified directors, the Company would be better suited to one year terms for the directors, with all directors being approved by the shareholders at each annual meeting that is called.

The address for each director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Date of Appointment	Positions Held
Wendy Fisher	33	December 10, 2013	COO

The address for each executive officer who is not a director is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Biographical Information

Eric Davis – Director, President, Chief Investment Officer, and Chief Compliance Officer age 38

Mr. Davis started in wealth management at NatCity Investments, a subsidiary of National City Bank, in 2000.  National City Bank was the 8th largest bank in the country at that time. He served NatCity Investments as a regional manager of an advisory group from 2003 – 2006 with principal responsibility for overseeing the investment management, retirement planning, asset allocation, and business development process for his team. During this time his team won two distinct national awards for excellence. In 2007 Mr. Davis moved to Colorado Springs and joined the Predecessor Adviser's wealth management group. Since that time he has been instrumental in the growth of the department from a local community bank and trust with $65 million in assets under management to a leader in alternative investments that serves Registered Investment Advisers ("RIA") and clients nationally. The wealth management group of the Adviser now has over $270 million in assets under management. Mr. Davis currently serves as a director, as the President, a Manager, and as the Chair of the investment committee of the Adviser, overseeing investments, due diligence, strategy, and asset allocation for the group. Given Mr. Davis' extensive experience in the investment industry, the Company has concluded that Mr. Davis is a suitable director based on the current needs, business and structure of the Company.

Randall Rush – Director, Chairman of the Board, Treasurer and Chief Financial Officer, age 62

Mr. Rush is one of the founders of that the Predecessor Adviser which was established August 11, 2003. He is the Chairman of the Board, Executive Vice President and Senior Trust Officer of the Predecessor Adviser, and has held those positions since the Predecessor Adviser's inception. Mr. Rush serves as the Secretary and a Manager of the Adviser. Mr. Rush is also a director and Secretary / Treasurer of Gemini Bancshares, Inc., the holding company for the Predecessor Adviser. Mr. Rush has over 38 years of banking, investment and trust management experience. Previously, he served as the Executive Vice President and Senior Trust Officer for the Smith County State Bank & Trust Company, acting as the head of the trust department and responsible for the management of the bank's investment portfolio. During his tenure from 1984 to 2003 at the Smith County State Bank & Trust, located in a rural Kansas community of 2,000 people, he successfully grew the trust department from assets under management of $10,000,000 to over $235,000,000. Mr. Rush was active in the Kansas Banker's Association serving as President of the KBA Trust Division and served on the Kansas Banker's Association's Governing Council and Board of Directors. In addition, he was on the faculty of the Kansas/Nebraska schools of Trust and Financial Planning for ten years. Mr. Rush received a Master's of Business Administration from the University of Nebraska and a B.S. in Accounting from Ottawa University. Mr. Rush does not hold any other directorships of public companies as of October 31, 2016. Given Mr. Rush's extensive experience in the investment industry, the Company has concluded that Mr. Rush is a suitable director based on the current needs, business and structure of the Company.

Steve Leach, Independent Director, age 54

Over the past five years, Mr. Leach has served as CEO of WaterStone where his team helps donors develop and execute tax efficient giving strategies through various giving vehicles. WaterStone manages $250 million of assets that will ultimately be deployed to thousands of causes close to the hearts of their clients. Mr. Leach served as President of Acacia Strategic Advisors, a strategic consulting firm. A key engagement while at Acacia was the launch of Vida Capital's Longevity Fund where Steve served as the VP of Marketing and Business Development. Prior to joining Acacia, Steve served as Chief Executive Officer of NovaCentrix Corp, a nanotechnology products company from October 2005 through April 2008 when the company was sold. Steve joined NovaCentrix in late 2005 to drive the commercialization of the core materials and process technology into products for specific markets. Steve's time with Dell culminated as a Director of Strategic Investments aligned with the venture capital arm of Dell Computer, Dell Ventures. He also directed strategic marketing and business planning for Dell's $8B Home and Small Business Product Group as well as Dell's $3B Inspiron Product Group. While at Dell, IBM and Compaq Computer, the teams he served built a number of businesses that delivered billion-dollar products and associated service revenues. The skills he developed at these Fortune 500 companies provide him with a keen understanding of overall business strategy, market analysis and segmentation as well as technology planning and development and the Company has concluded that Mr. Leach is a suitable director based on the current needs, business and structure of the Company. His tenure at Dell gave him a fanatical approach to operational efficiency and technology utilization. Mr. Leach graduated from Texas A&M University with a degree in Mechanical Engineering. Mr. Leach does not hold any other directorships as of October 31, 2016.

Ric Denton, Independent Director, age 73

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

Wendy Fisher – Chief Operating Officer & Investment Committee Member, age 33

Wendy Fisher joined the Predecessor Adviser in October 2007 as an Investment Analyst. She graduated with distinction from the University of Minnesota with a BA in Political Science. In March of 2010 she obtained her CERTIFIED FINANCIAL PLANNER™ certification. Over the past five years, she has served as Operations & Investment Manager of the Predecessor Adviser's wealth management group and Operations Manager of the Adviser.  Her primary responsibilities include managing the operations staff, overseeing custody, providing client and RIA reporting, as well as maintaining and monitoring all of the investment due diligence records. Wendy also serves on the ALCO with responsibility to help set interest rates on deposits and to manage the allocation of investments of bank deposits for the Predecessor Adviser. She is an integral member of the Bank Asset and Liability Committee and the Adviser's wealth management investment committee and due diligence process.

P. Andrew Limes, Independent Director, age 55

Since 2002, Mr. Limes has served as CEO of SDR Ventures where his team assists clients with executing mergers and acquisitions, securing equity and debt financing, implementing strategic initiative aimed at maximizing shareholder value and generational transfers of family held businesses.  Prior to forming SDR, Mr. Limes served as President and partner of a multi-state transport refrigeration company.  Mr. Limes began his career in the tax practice of Deloitte & Touche.  The skills he developed at these companies provides him with a keen understanding of overall business strategy, market analysis and business financing and the Company has concluded that Mr. Limes is a suitable director based on the current needs, business and structure of the Company. His tenure at SDR Ventures gave him the experience in strategic and transactional analysis and advisory services to maximize the financial and structural aspects of the Company.  Mr. Limes graduated from the University of Colorado with a B.S. in Business in 1983.

L. Blaine Rush – Investment Committee Member, age 88

Blaine is a director and Chairman of Gemini Bancshares, Inc. and serves on Integrity the Predecessor Adviser's Board of Directors, holding both of those positions since 2003. Blaine is a retired banker with over 57 years' experience in banking. His banking experience includes serving as one of the principals involved in the purchase, management and operation of multiple banking institutions in Kansas. In addition, he has also been very active in Lions Club International having served on the International Board of Directors for two years (from 1978 to 1980) as a Director and for three years (from 1980 to 1981, 1992 to 1993, and 1995 to 1996) as a Board Appointee. While on the Lions Clubs International Board as a member and as an appointee, he served on the Finance Committee and was the Chairman as a Senior Director. He also served as a member of the Board of Trustees of Ottawa University, Ottawa, Kansas from 1999 to 2009.

Jeremiah Erickson – Investment Committee Member, age 36

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

Brett Wyss – Investment Committee Member, age 38

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

Larry K. Dozier – Investment Committee Member, age 49

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

Family Relationships

Randall Rush and Wendy Fisher are father and daughter, and Blaine Rush is the father of Randall Rush.  Brett Wyss is the nephew of Randall Rush.

Audit Committee Financial Expert

Our Board of Directors currently serves as the Audit Committee and the Valuation Committee. The Board of Directors has determined that Mr. Limes is an "audit committee financial expert" as that term is defined under Item 407 of Regulation S-K. Mr. Limes meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" as that term is defined in Section 2(a)(19) of the 1940 Act.

Legal Proceedings

During the past ten years, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including:  (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company's directors and officers and any persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended October 31, 2016, we believe that during the Company's 2016 fiscal year all filing requirements applicable to our officers, directors and greater-than-10% stockholders were complied with, except as follows: a Form 4 due in April 2016 for Mr. Rush was filed late with respect to certain trusts in which he may be deemed to have a financial interest under the Exchange Act; the Form 3 for P. Andrew Limes was filed late.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors

The Company does not have a separately designated nominating committee.  The Company does not have such a committee because we currently believe that given our small size and because no Company securities are traded on a major stock exchange, that such a committee is not currently necessary.  Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees.  In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

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

Compensation of Directors

The following table sets forth compensation of the Company's directors for the fiscal year ended October 31, 2016.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (2)	Total
Independent Directors:
Steve Leach	$5,000	$0	$5,000
Ric Denton	$5,750	$0	$5,750
P. Andrew Limes	$2,597	$0	$2,597

Interested Directors:
Randall Rush	$0	$0	$0

(1)	For a discussion of the independent directors' compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

We pay our independent directors an annual fee of $5,000, payable quarterly. Our independent directors also receive a fee of $750 for any regular or special meeting attended in person in excess of four meetings in any year with an annual bonus if warranted and available effective January 1, 2016. Annual bonuses of $1,000 were paid to all independent directors during the year ended October 31, 2016. Mr. Rush waived his board fees again for the fiscal year ended October 31, 2016. The meeting fees for the first four meetings of a year are included within the annual retainer fee paid to the directors.

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

Item 12.  SECURITY OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS

As of January 27, 2017, there were issued and outstanding 2,525,040 shares of our common stock. The following table provides information regarding the beneficial ownership of our common stock as of January 27, 2017 for (i) each shareholder whom we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The Adviser has the authority to vote substantially all of the shares of the Company by virtue of the delegation of authority in account control documents. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. The business address for each of the Company's officers and directors is c/o Integrity Capital Income Fund, Inc., 13540 Meadowgrass Drive, Suite 100, Colorado Springs, Colorado 80921.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
5% Stockholders:
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	247,756		9.81%
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	160,328	(2)	6.35%
IBAT FBO: [name withheld] (1) 13540 Meadowgrass Drive, Suite 100 Colorado Springs, CO 80921	158,304	(3)	6.27%

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Executive Officers and Directors:
Randall Rush	11,325.03	(4)	*
Steve Leach	0		0
Ric Denton	7,389.16	(5)	*
Eric Davis	0		0
Wendy Fisher	985.22	(6)	*
P. Andrew Limes	0		0
All directors and executive officers as a group (six persons)	19,699.41		*
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

(4)
Includes 5,000 shares held by Mr. Rush's IRA, 3,897.84 shares in two separate trusts and 2,427.19 shares held by the Randall B. Rush Trust, each of which were purchased in a common stock offering by the Company. Mr. Rush has a financial interest and management position with the Trustee and is, or a direct family member is a beneficiary of the Trusts.

(5)	Includes 7,389.16 shares held by Mr. Denton's wife's Self Directed IRA which were purchased in a common stock offering by the Company.

(6)	Includes 985.22 shares held by Mrs. Fisher's IRA which were purchased in a common stock offering by the Company.

As of October 31, 2016, we do not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock or compensation plans under which equity securities are offered.  There were no authorized stock option plans existing as of October 31, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Management and Others

Our Board of Directors oversees our management. The Board of Directors currently consists of five members, three of whom are not "interested persons" of the Adviser as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. As of October 31, 2016, we do not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock or compensation plans under which equity securities are offered.  There were no authorized stock option plans existing as of October 31, 2016.

We have entered into the Advisory Agreement with the Adviser.  Randall Rush, our Chief Financial Officer and Chairman of the Board of Directors, is the Executive Chairman of the Board and a shareholder or equity holder of the Adviser, the Predecessor Adviser and the Predecessor Adviser's parent company.  Mr. Rush also serves as the Secretary and a Manager of the Adviser.  Eric Davis, our President, Board member and Chief Investment Officer, is also the President, Manager, and Chair of the investment committee of the wealth management group of the Adviser and holds equity in the Adviser. We have also entered into a sublicense agreement with the Adviser (as consented to by the Predecessor Adviser), pursuant to which the Bank has granted us a non-exclusive, royalty-free license to use the name "Integrity Capital." In addition, pursuant to the terms of the Advisory Agreement, the Adviser provides us with certain administrative services necessary to conduct our day-to-day operations.

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

The Company entered into a Business Loan Agreement, Promissory Note and Commercial Security Agreement with Central Bank & Trust Co ("Lender"). The Lender is a correspondent bank with the Adviser.  Gemini Bancshares, Inc., the sole shareholder of the Adviser, also has a correspondent bank relationship with the Lender.

Director Independence

The Company utilizes the definition of "independent" as it is set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Based on the foregoing criteria, Messrs. Leach, Denton, and Limes are considered to be independent directors.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Service Fees

Our independent registered public accounting firm, RSM US LLP (formerly McGladrey LLP through October 25, 2015) ("RSM") billed the Company fees in the amount of approximately $120,950 for the fiscal year ended October 31, 2016. These amounts were billed for professional services that RSM provided for the review of our quarterly report dated January 31, 2016, April 30, 2016, July 31, 2016 and the audit of our financial statements dated October 31, 2016, and other services typically provided by a public accounting firm in connection with statutory and regulatory filings or engagements since the Company's inception.

For the period ended October 31, 2015, RSM billed the Company aggregate fees in the amount of $125,990 for the fiscal year ended October 31, 2015. These amounts were billed for professional services that RSM provided for the review of our quarterly report dated January 31, 2015, April 30, 2015, July 31, 2015 and the audit of our financial statements dated October 31, 2015, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements since the Company's inception.

Tax Fees

RSM billed us aggregate tax fees of $9,000 for the fiscal year ended October 31, 2016. RSM billed us aggregate tax fees of $6,000 for the fiscal year ended October 31, 2015. RSM did not bill the Company for tax fees for the fiscal year ended October 31, 2014.

All Other Fees

RSM did not bill us for any other fees for the fiscal year ended October 31, 2016 and the year ended October 31, 2015.

Audit Committee's Pre-Approval Practice

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

The Board of Directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, the Adviser may present the request; in other cases, the auditors may present the request. The Board of Directors approved RSM performing our audit for all interim periods and for the fiscal year ended October 31, 2016, October 31, 2015, and October 31, 2014.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT

The Financial Statements filed herewith are included commencing with the Index to Financial Statements with page F-1.

Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation*

3.2	Bylaws*

10.2	Advisory Agreement between the Company and the Adviser*

10.2.1	Amendment to Advisory Agreement between the Company and the Adviser. Incorporated by reference to Exhibit 10.2.1 attached to Form 10-K filed February 2, 2015

10.2.3	Amendment #2 to Advisory Agreement **

10.3	Sublicense Agreement between the Company and the Adviser Incorporated by Reference from Form 10-K Filed February 1, 2016 **

10.4	Form of Indemnification Agreement for Directors*

10.5	Custody Agreement between the Company and Adviser*

10.6	Business Loan Extension Agreement between the Company and Central Bank and Trust Co., dated October 21, 2016 Incorporated by Reference from Form 10-K Filed February 1, 2016**

10.7	Amendment to BLA. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Filed herewith.

*Incorporated by reference from Form 10 filed August 29, 2014.
**Incorporated by reference from Form 10-K filed February 1, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2017	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer, Chief Compliance Officer and Director

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2017	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer, Chief Compliance Officer and Director

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director

	By:	/s/ Ric Denton
	Name:	Ric Denton
	Title:	Director

	By:	/s/ Steve Leach
	Name:	Steve Leach
	Title:	Director

	By:	/s/ P. Andrew Limes
	Name:	P. Andrew Limes
	Title:	Director

Integrity Capital Income Fund, Inc.

Index to Financial Statements

For the year ended October 31, 2016

To the Board of Directors and Shareholders
Integrity Capital Income Fund, Inc.

We have audited the accompanying statements of assets, liabilities and net assets, including the schedules of investments, of Integrity Capital Income Fund, Inc. (the Company) as of October 31, 2016 and 2015, and the related statements of operations, changes in net assets, cash flows and financial highlights for the years ended October 31, 2016 and 2015 and the period from December 10, 2013 (date of inception) through October 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of October 31, 2016, by correspondence with the custodian, underlying fund advisors or counterparties. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Integrity Capital Income Fund, Inc. as of October 31, 2016 and 2015, and the results of its operations, its cash flows, and the financial highlights for the years ended October 31, 2016 and 2015 and the period from December 10, 2013 (date of inception) through October 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Denver, Colorado
January 27, 2017

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	October 31, 2016	October 31, 2015

ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$21,805,282	$15,699,391
Controlled affiliate company investments	902,312	902,312
Total Investments at fair value (cost $22,045,584 and $16,126,912)	22,707,594	16,601,703
Cash and cash equivalents	2,528,322	3,764,999
Interest receivable	1,032,000	245,706
Prepaid insurance	15,916	14,854
Other assets	12,500	53,500
Total assets	$26,296,332	$20,680,762

LIABILITIES:
Due to Adviser	$168,694	$119,157
Line of credit payable	1,700,687	1,701,008
Income taxes payable	125,508	-
Deferred loan origination fees income	-	35,649
Total liabilities	$1,994,889	$1,855,814

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$24,301,443	$18,824,948

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 2,459,506 and 1,849,246 common shares issued and outstanding	$246	$185
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	24,872,843	18,288,938
Accumulated over-distributed net investment income	(1,406,772)	4,802
Net unrealized appreciation on investments	662,010	531,023
Net realized gain on investments	173,116	-

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$24,301,443	$18,824,948

Net asset value per share	$9.88	$10.18

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2016

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($4,175,000 par due 12/2019)	0% Cash / 8% PIK	Senior Secured	$4,151,103	$4,260,403	$109,300	17.6%

Aequitas Commercial Finance, LLC (5)	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	337,568	(162,432)	1.4%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($110,000 par due 5/2016)	14.50%	Senior Secured	110,000	22,279	(87,721)	0.1%

Aequitas Peer-To-Peer Funding, LLC (5)	Financial Services	Promissory note ($16,500 par due 10/2016)	14.50%	Senior Secured	16,500	3,342	(13,158)	0.0%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	366,200	(8,800)	1.5%

All Pro Funding II, LLC	Real Estate	Promissory note ($1,000,000 par due 12/2020)	11.00%	Senior Secured	1,000,000	1,000,000	-	4.1%

Burnham & Sullivan Holdings, LLC	Real Estate	Promissory note ($299,000 par due 7/2018)	10.50%	Secondary Secured	299,000	299,000	-	1.2%

Care Payment Holdings, LLC (5)	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	707,633	(292,367)	2.9%

eCOS, LLC	Real Estate	Promissory note ($1,150,059 par due 5/2018)	12.00%	Secondary Secured	1,142,741	1,119,418	(23,323)	4.6%

Monarch Country Meadows, LLC	Real Estate	Promissory note ($350,000 par due 2/2017)	12.00%	Secondary Secured	344,750	350,000	5,250	1.4%

Monarch Lincoln Meadows, LLC	Real Estate	Promissory note ($1,340,000 par due 2/2017)	12.70%	Secondary Secured	1,247,400	1,289,754	42,354	5.3%

NC Foundation	Real Estate	Promissory note ($1,200,000 par due 10/2018)	12.00%	Secondary Secured	1,200,000	1,218,946	18,946	5.0%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,915,445 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,915,445	4,088,368	172,923	16.8%

Patriot Park	Real Estate	Promissory note ($1,000,000 par due 10/2021)	12.00%	Secondary Secured	988,125	1,000,000	11,875	4.1%

Subsentio, LLC	Technology	Promissory note ($1,200,000 par due 7/2020)	8.75%	Secondary Secured	1,196,208	1,200,000	3,792	4.9%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 11/2017)	7.00%	Secondary Secured	902,312	902,312	-	3.7%

TVO Capital Management, LLC - Westport on the River (6)	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	4.1%

TVO North America, LLC (7)	Real Estate	Promissory note ($500,000 par due at 1/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.1%

TVO North America, LLC (8)	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	3.4%

Total debt securities					$20,695,584	$20,472,223	$(223,361)	84.2%

See Notes to Financial Statements

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets
Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	359,778	359,778	1.5%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	344,559	344,559	1.4%

Subsentio, LLC	Technology	Warrants (expiration date 7/2026)	66,666		-	151,732	151,732	0.6%

Total equity securities					$-	$856,069	$856,069	3.5%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%		$850,000	$850,000	$-	3.5%

Total partnership interests					$850,000	$850,000	$-	3.5%

Investment in Publicly Traded Partnerships (United States) (1)			Shares/Units
Landmark Infrastructure Partners, LP (2)	Infrastructure	Restricted Stock	31,982		$500,000	$529,302	$29,302	2.2%

Total other investment companies					$500,000	$529,302	$29,302	2.2%

Total investments					$22,045,584	$22,707,594	$662,010	93.4%

(1) Illiquid investment. At October 31, 2016 100% of investments held by the Company were illiquid.

(2) The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 5.9% of net assets at October 31, 2016.

(3) Non-income producing securities.

(4) As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" to this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).  Transactions during the period for the year ended October 31, 2016 in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$-	$-	$-	$63,228	$-	$-	$-

(5) Non-income producing. Investment was on non-accrual status as of April 30, 2016, meaning the company has ceased recognizing interest income on the investment.

(6) This investment does not have a defined closing date. If successful in acquiring property, the debt security will convert into equity at closing. If unsuccessful in acquiring a property, TVO Management, LLC will repay the loan plus interest upon demand.

(7) This investment has an original maturity date in January 2016, but was extended in December 2016 to a par due date of March 2017. Partial payments of accrued interest were made on April 19, 2016, June 16, 2016, and August 29, 2016. As such, the note has not been placed on non-accrual status. At October 31, 2016, this note had $10,000 of outstanding interest in the Company's note receivable balance.

(8) This investment has an original maturity date in September 2016, but was extended in December 2016 to a par due date of March 2017. A partial payment of accrued interest was made on September 30, 2016. As such, the note has not been placed on non-accrual status. At October 31, 2016, this note had $82,000 of outstanding interest in the Company's note receivable balance.

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF OCTOBER 31, 2015

Company	Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC	Real Estate	Promissory note ($2,500,000 par due 7/2017)	0% Cash / 8% PIK	Senior Secured	$2,500,000	$2,502,845	$2,845	13.2%

Aequitas Commercial Finance, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	500,000	-	2.7%

Aequitas Peer-To-Peer Funding, LLC	Financial Services	Promissory note ($75,000 par due 10/2016)	14.50%	Senior Secured	75,000	75,000	-	0.4%

Ajubeo, LLC	Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	350,489	(24,511)	1.9%

All Pro Funding II, LLC	Real Estate	Promissory note ($500,000 par due 12/2020)	11.00%	Senior Secured	500,000	500,000	-	2.7%

Care Payment Holdings, LLC	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	1,000,000	-	5.3%

eCOS, LLC	Real Estate	Promissory note ($879,800 par due 5/2018)	12.00%	Secondary Secured	879,800	879,800	-	4.7%

Northstar Portfolio, LLC	Real Estate	Promissory note ($3,750,000 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,750,000	3,750,000	-	19.8%

Subsentio, LLC	Technology	Promissory note ($800,000 par due 5/2019)	10.00%	Secondary Secured	800,000	800,000	-	4.2%

PCM Tax Lien Fund, LP (2) (4)	Real Estate	Promissory note ($902,312 par due 5/2018)	7.00%	Secondary Secured	902,312	902,312	-	4.8%

TVO Capital Management, LLC - Westport on the River (5)	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	5.2%

TVO North America, LLC	Real Estate	Promissory note ($500,000 par due at 9/2016)	12.00%	Secondary Secured	500,000	500,000	-	2.7%

TVO North America, LLC	Real Estate	Promissory note ($820,000 par due 9/2016)	12.00%	Secondary Secured	820,000	820,000	-	4.4%

Total debt securities					$14,089,112	$14,067,446	$(21,666)	74.7%

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49		$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424		-	181,137	181,137	1.0%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459		-	119,947	119,947	0.6%

Total equity securities					$-	$301,084	$301,084	1.6%

See Notes to Financial Statements

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$850,000	$-	4.5%

NCP 2014, LLC (2)	Real Estate	Member Interest	40%	400,000	498,983	98,983	2.7%

NCPGM Georgia, LLC (2)	Real Estate	Member Interest	40%	287,800	357,250	69,450	1.9%

Total partnership interests				$1,537,800	$1,706,233	$168,433	9.1%

Investment in other investment companies (United States) (1)			Shares/Units
Landmark Dividend Growth Fund - G LLC (2)	Infrastructure	Member Interest	505,000	$500,000	$526,940	$26,940	2.8%

Total other investment companies				$500,000	$526,940	$26,940	2.8%

Total investments				$16,126,912	$16,601,703	$474,791	88.2%

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

(5) This investment does not have a defined closing date. If successful in acquiring property, the debt security will convert into equity at closing. If unsuccessful in acquiring a property, TVO Management, LLC will repay the loan plus interest upon demand.

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From December 10, 2013 (Inception) to
	October 31, 2016	October 31, 2015	October 31, 2014

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments, net	$1,368,923	$1,046,878	$240,084
Dividend and interest income	32,807	42,238	9,543
Other income	-	51,000	-
Total investment income from non-controlled/non-affiliate company investments	1,401,730	1,140,116	249,627
From controlled affiliate company investments:
Interest on investments	63,228	7,901	-
Total investment income from controlled affiliate company investments	63,228	7,901	-
Total investment income	1,464,958	1,148,017	249,627

EXPENSES:
Base management fees	368,586	186,360	54,192
Professional fees	322,559	256,099	92,391
Amortization of deferred offering costs	-	31,593	-
Marketing expenses	17,335	16,080	9,380
Custody fees	36,859	16,904	2,111
Insurance expense	15,938	15,500	646
Director fees	13,347	7,500	7,500
Interest expense	13,516	1,008	-
Organizational costs	-	-	134,947
Other expenses/(reimbursements)	1,593	(5,857)	31

Total expenses	789,733	525,187	301,198

Management fees waived (Note 4)	-	-	(25,056)
Operating expenses refunded/(reimbursed) (Note 4)	(71,137)	(160,342)	(177,030)

Net expenses	718,596	364,845	99,112

NET INVESTMENT INCOME	746,362	783,172	150,515

REALIZED AND UNREALIZED GAIN/(LOSS):
Net realized gain on investments:
Non-controlled/non-affiliate company investments	173,116	-	-
Net change in unrealized appreciation on investments:
Non-controlled/non-affiliate company investments	187,219	474,791	-

Net realized and unrealized gain on investments:	360,335	474,791	-

Income tax expense	125,508	-	44,275

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$981,189	$1,257,963	$106,240

Per Common Share data:

Net investment income per common share - basic and diluted	$0.32	$0.63	$0.33
Earnings per common share - basic and diluted	$0.42	$1.01	$0.23
Weighted average shares of common stock outstanding - basic and diluted	2,344,914	1,239,732	462,647
Distributions declared per common share	$0.75	$0.75	$0.37

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of Par Value	Accumulated over- distributed net investment income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain on investments	Total Net Assets
	Shares	Amount

BALANCE -- December 10, 2013 (Inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock	714,377	71	7,143,699	-	-	-	7,143,770
Net increase in net assets resulting from operations	-	-	-	106,240	-	-	106,240
Distributions of income ($0.37 per share)	-	-	-	(203,314)	-	-	(203,314)

BALANCE -- October 31, 2014	714,377	$71	$7,143,699	$(97,074)	$-	$-	$7,046,696

Issuance of common stock	1,134,869	114	11,468,386	-	-	-	11,468,500
Net increase in net assets resulting from operations	-	-	-	783,172	474,791	-	1,257,963
Distributions ($0.59 per share)	-	-	-	(741,394)	-	-	(741,394)
Tax return of capital ($0.16 per share)	-	-	-	(206,817)	-	-	(206,817)

BALANCE -- October 31, 2015	1,849,246	$185	$18,612,085	$(262,113)	$474,791	$-	$18,824,948

Issuance of common stock	770,559	77	7,881,423	-	-	-	7,881,500
Redemption of common stock	(160,299)	(16)	(1,620,665)	-	-	-	(1,620,681)
Net increase in net assets resulting from operations	-	-	-	620,854	187,219	173,116	981,189
Distributions ($0.37 per share)	-	-	-	(855,939)	-	-	(855,939)
Tax return of capital ($0.38 per share)	-	-	-	(909,574)	-	-	(909,574)

BALANCE — October 31, 2016	2,459,506	$246	$24,872,843	$(1,406,772)	$662,010	$173,116	$24,301,443

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	From December 10, 2013 (Inception) to
	October 31, 2016	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$981,189	$1,257,963	$106,240
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(8,545,224)	(15,387,912)	(6,261,616)
Proceeds from principal payments and sales of investments	2,923,042	5,522,616	-
Net realized gain on investments	(173,116)	-	-
Net change in unrealized appreciation on investments	(187,219)	(474,791)	-
Accretion of loan origination fees	(123,374)	(131,899)	(14,750)
Amortization of deferred offering costs	-	31,593	-
PIK interest	(596,638)	(107,000)	-
Defaulted interest on debt security	(23,756)	-	-
Change in assets and liabilities:
Prepaid insurance	(1,062)	-	(14,854)
Interest receivable	(165,900)	(96,976)	(41,730)
Payments for capitalized organizational costs	-	-	(31,593)
Due to Adviser	49,537	42,900	76,257
Taxes payable	125,508	(44,275)	44,275
Other Assets	41,000	(53,500)	-
Deferred loan origination fees	(35,649)	84,798	97,500

Net cash used in operating activities	(5,731,662)	(9,356,483)	(6,040,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	7,881,500	11,468,500	7,143,770
Redemptions of common stock	(1,620,681)	-	-
Distributions of income paid	(855,939)	(741,394)	(203,314)
Distributions of return of capital paid	(909,574)	(206,817)	-
Borrowings on line of credit	2,700,687	1,701,008	-
Repayments on line of credit	(2,701,008)	-	-

Net cash provided by financing activities	4,494,985	12,221,297	6,940,456

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,236,677)	2,864,814	900,185

CASH AND CASH EQUIVALENTS — Beginning of period	3,764,999	900,185	-

CASH AND CASH EQUIVALENTS — End of period	$2,528,322	$3,764,999	$900,185

Interest Paid during the period	$13,837	$-	$-
Taxes paid during the period	$-	$(38,318)	$-
Distributions declared and paid during the period	$(1,765,513)	$(948,211)	$(203,314)

Supplemental non-cash activity:
Interest receivable converted to investment	$6,444	$23,312	$-

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

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

The Company invests principally in debt and equity securities, including convertible preferred securities, limited liability companies, partnerships and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  The investment objective is to maximize income and capital appreciation.  In accordance with the investment objective, the Company intends to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which the Company refers to as "micro-cap companies."  The Company's primary emphasis is to identify companies with experienced management and positive cash flow from operations by (1) accessing established relationship channels of Integrity Trust Company, LLC, a Colorado limited liability company (the "Adviser"), (2) selecting investments within our core markets, (3) partnering with experienced private equity, real estate and investment firms, (4) implementing the disciplined underwriting standards of the Adviser and (5) drawing upon the combined experience and resources of the Adviser and its affiliates.

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
Year Ended October 31, 2016
(audited)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the first quarter of fiscal 2016, the Company concluded it was appropriate to capitalize loan origination fees charged on promissory notes as a reduction to the initial cost of the investment and accrete such amounts over the estimated life of the investment as interest income. Previously, such fees were deferred and amortized over the estimated life of the investment. Accordingly, the Company had revised the classification to report these amounts as interest income on investments. Corresponding reclassifications have also been made to the Statements of Cash Flows for the fiscal year 2015 and the period from December 10, 2013 (inception) to October 31, 2014 (the "period ended October 31, 2014"). This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statements of Cash Flows, and had no effect on the previously reported Statements of Operations for any period.

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
Year Ended October 31, 2016
(audited)

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

Deferred Offering Costs

Offering costs are expenses such as legal fees pertaining to the Company's shares offered for sale. The Company has accounted for offering costs in the current period as a deferred charge, Deferred Offering Costs on the Statements of Assets, Liabilities and Net Assets. The deferred offering costs are being amortized to expense over 12 months on a straight-line basis beginning with the period after the Company's registration under the Securities and Exchange Act of 1934 (the "Exchange Act") was effective on November 1, 2014. As of October 31, 2015, the deferred offering costs incurred by the Company had been fully amortized.

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the years ended October 31, 2016, October 31, 2015, and the period ended October 31, 2014, the Company earned interest income of $1,432,151, $1,054,779, and $240,084 (including $63,228, $7,901, and $0 interest on investments from affiliate company), respectively. During the year ended October 31, 2016, the Company wrote-off $6,243, $7,180, and $10,333 in interest income and interest receivable related to its debt securities with Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC, respectively, as the amounts were determined to be uncollectible. As of October 31, 2016 and October 31, 2015, the Company had interest receivable of $1,032,000 and $245,706, respectively.

Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as net interest on investments. For the years ended October 31, 2016, October 31, 2015, and the period ended October 31, 2014, interest income included $123,374, $131,899, and $14,750, respectively, of accretion of loan origination fees. For the years ended October 31, 2016, October 31, 2015, and the period ended October 31, 2014, the Company received fee income of $230,538, $84,798, and $97,500, respectively.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. As of October 31, 2016 and October 31, 2015, the Company held three investments, Ajubeo, LLC, Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of October 31, 2016, the balance of accrued PIK interest related to these investments was $59,066, $260,852, and $383,720, respectively. As of October 31, 2015, the balance of PIK interest related to these investments was $26,583, $23,750, and $56,667, respectively. All PIK interest amounts are recorded within the interest receivable balances as of October 31, 2016 and October 31, 2015. The Company notes that investments held with PIK interest do not have cash interest rates.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the investment company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the year ended October 31, 2016 and October 31, 2015, the Company recorded dividend income of $20,216 and $42,238, respectively. For the period ended October 31, 2014, the Company recorded dividend income of $9,518.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were three non-accrual loans held as of October 31, 2016 (Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC) with a fair value of $1,070,822 and cost of $1,626,500. There were no non-accrual loans held as of October 31, 2015 or October 31, 2014. As of October 31, 2016, these investments had $555,678 in unrealized losses for these non-accrual loans.

Partial loan sales: The Company follows the guidance in FASB ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Statements of Assets, Liabilities and Net Assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the year ended October 31, 2016, there was a partial loan sale which met the definition of a participating interest to a related party of $40,000 of the Company's interest in its Promissory Note in eCOS, LLC. For the year ended October 31, 2015 there were partial loan sales which met the definition of a participating interest to an unrelated third party of $540,000 and $800,000 of the Company's interest in its Promissory Note in Camel Parkwood, LLC. There was no gain or loss resulting from these partial loan sales. For the period ended October 31, 2014, there were no partial loan sales.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

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

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. For the year ended October 31, 2016 there was no amount recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC Topic 740"). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. As of and during the year ended October 31, 2016, the Company did not have any unrecognized tax benefits. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the year ended October 31, 2016, there were total distributions of $1,765,513; of which $855,939 were distributions from ordinary income and $909,574 were return of capital. During the year ended October 31, 2015, there were total distributions of $948,211; of which $741,394 were distributions from ordinary income and $206,817 were return of capital. For the period ended October 31, 2014, there were distributions ordinary income of $203,314 and no distributions of return of capital.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

Redemptions of Common Stock

As the Company's common stock is currently not sold in a publicly traded marketplace, the Company has limited its redemption of common stock to 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters. All redemptions of common stock must be formally requested by the shareholder.

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

Revolving Credit Facility

During the fiscal year ended October 31, 2015, the Company established a line of credit of $3,200,000. The Company renewed the line of credit during the fiscal year ended October 31, 2016 and the line of credit now expires on October 21, 2017, unless extended again. In the process of renewing the line of credit, the credit facility was increased to $4.0 million from $3.2 million. Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,700,687 and $1,701,008 at October 31, 2016 and October 31, 2015, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of October 31, 2016 and October 31, 2015, the Company was in compliance with all covenants.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of October 31, 2016 and October 31, 2015, the Company's asset coverage was 1,529% and 1,207%.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

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

The base management fee (the "Base Fee") is calculated at an annual rate of 1.50% of gross assets, which includes the use of leverage, if any. The Base Fee is payable quarterly in arrears, and is calculated based on the value of gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter. The Base Fee for any partial month or quarter will be appropriately prorated.

The Incentive Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year beginning November 1, 2014, and equals 20% of "Net Investment Income" above 7.50% for the year. "Net Investment Income" is defined as all income accrued during the year minus operating expenses, Base Management Fee and expenses paid under the Investment Advisory Agreement. Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payable-in-kind interest and zero coupon securities) accrued income not yet received in cash. Net Investment Income does include any realized capital gains, realized capital losses, or unrealized capital depreciation. It does not include unrealized capital appreciation.

For the years ended October 31, 2016 and October 31, 2015, the Adviser earned $368,586 and $186,360 in base management fees, respectively. For the period ended October 31, 2014, the Adviser earned $54,192 in base management fees. There was no Incentive Fee for the years ended October 31, 2016 and October 31, 2015 or the period ended October 31, 2014.

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser through October 31, 2015. Effective November 1, 2015, Custodial Property was amended to be defined as gross assets at the end of the most recently completed fiscal quarter, appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter.  The  Adviser invoices the Company quarterly in arrears for the pro-rata portion of the annual amount.  For the years ended October 31, 2016 and October 31, 2015, the Adviser earned $36,859 and $16,904, respectively, in custody fees. For the period ended October 31, 2014, the Adviser earned $2,111 in custody fees.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

The Adviser has entered into an Operating Expense Limitation Agreement ("OELA") with the Company effective January 2, 2014, to limit total operating expense to 2.34% of total operating expenses of the Company.  Effective September 1, 2014, the OELA was amended to 2.95%, whereby any expenses in excess of the OELA will be reimbursed to the Company by the Adviser.  However, the Adviser will be able to recoup from the Company these expenses reimbursed in excess of the limit over a period not to exceed three years. For the years ended October 31, 2016 and October 31, 2015, the total amount of operating expenses incurred by the Company was more than the limit by $71,137 and $160,342, respectively, and this amount will therefore be refunded to the Company by the Adviser. The total amount of operating expenses incurred by the Company which exceeded the limit and were reimbursed by the Adviser for the period ended October 31, 2014 was $177,030. Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period. The following table presents the amounts reimbursed by the Adviser and the expiration date for such future possible reimbursement by the Company.

Date Reimbursed	Waiver Amount	Operating Expenses Refunded	Remaining Waiver Amount	Expiration Date
June 30, 2014	$121,939	$-	$121,939	June 30, 2017
October 31, 2014	55,091	(28,817)	26,274	October 31, 2017
January 31, 2015	77,836	-	77,836	January 31, 2018
April 30, 2015	49,943	-	49,943	April 30, 2018
July 31, 2015	15,643	-	15,643	July 31, 2018
October 31, 2015	16,920	-	16,920	October 31, 2018
January 31, 2016	78,196	-	78,196	January 31, 2019
October 31, 2016	21,758	-	21,758	October 31, 2019
	$437,326	$(28,817)	$408,509

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company on a quarterly basis. As of October 31, 2016, $168,694 was due to the Adviser for such reimbursements, net of the fourth quarter OELA reimbursement of $21,758. For the three months ended July 31, 2016 and April 30, 2016, the total amount of operating expenses incurred by the Company was less than the limit by $26,178 and $2,639, respectively, and these amounts were refunded by the Company to the Adviser. For the three months ended January 31, 2016, $78,196 was reimbursed to the Company by the Adviser. As of October 31, 2015, $119,157 was due to the Adviser for such reimbursements, net of the fourth quarter OELA reimbursement of $16,920. For the three months ended July 31, 2015, April 30, 2015, and January 31, 2015, $15,643, $49,493, and $77,836, respectively, was reimbursed to the Company by the Adviser. The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

On August 28, 2016, the Adviser gave a termination notice of the Operating Expense Limitation Agreement to the Company, effective as of the close of business, October 31, 2016. The Company's independent directors have reviewed the request and have approved the termination of the agreement. Amounts due under the agreement at the time of cancellation will still be collected under the terms of the agreement.

Line of Credit Agreement
As discussed in Footnote 3, the Company holds a revolving credit facility with Central Bank & Trust Co. ("the Lender"). The  Lender is a correspondent bank with the Adviser. In addition, Gemini Bancshares, Inc., the sole shareholder of the Adviser, also has a correspondent bank relationship with the Lender and has a loan currently outstanding with the Lender in the amount of $3,205,000.

Bank Account

The Company has held a bank account with Integrity Bank & Trust, Inc. ("Integrity Bank"), an affiliate of the Adviser, since its inception. The Company's ending balance in the Integrity Bank account was $0 as of October 31, 2016 and October 31, 2015.

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

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  Topic ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of Topic ASC 946. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available. As of October 31, 2016, the Company did not hold any investments valued using NAV. As of October 31, 2015, the Company's investment in Landmark Dividend Growth Fund – G LLC was valued using NAV, with a fair value of $526,940.

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  At October 31, 2016, the Company held one Level 1 investment, Landmark Infrastructure Partners, LP. At October 31, 2015, the Company had no investments with readily available market values and all but one investment was included in Level 3 of the fair value hierarchy. At October 31, 2015, the Company held one investment that was valued used NAV and was therefore not leveled in accordance with ASC 2015-07.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

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

The following tables present information about the Company's assets measured at fair value on a recurring basis at October 31, 2016 and October 31, 2015. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended October 31, 2016 and October 31, 2015, there were no transfers in or out of Level 1, 2, and 3.

Assets Measured at Fair Value on a Recurring Basis at October 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Investments:
Debt Securities	$-	$-	$20,472,223	$20,472,223
Equity Securities	-	-	856,069	856,069
Investments in Partnership
Interests	-	-	850,000	850,000
Investment in Publicly Traded
Partnerships	529,302	-	-	529,302
Total	$529,302	$-	$22,178,292	$22,707,594

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

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

On August, 30 2016, the Company's investment in Other Investment Companies, which was valued using NAV, was purchased by a publicly traded partnership. As compensation for the Company's investment, the Company received shares in the publicly traded partnership based on the Company's pro rata interest in the Fund and the final purchase price of the sale. As such, the Company's investment in the publicly traded partnership is classified as a Level 1 investment at October 31, 2016.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis:

	Debt Securities	Equity Securities	Investments in Partnership Interests	Investment in Other Investment Companies	Total

Balance at October 31, 2014	5,796,500	-	-	465,116	6,261,616
Purchase of investments	14,200,112	-	687,800	-	14,887,912
Proceeds from principal payments					-
and sales of investments	(5,189,399)	-	-	(465,116)	(5,654,515)
Settlements/Conversions	(850,000)	-	850,000	-	-
Net unrealized gains/(losses)	(21,666)	301,084	168,433	-	447,851
Accretion of loan origination fees	131,899	-	-	-	131,899
Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$-	$16,074,763
Purchase of investments	8,545,224	-	-	-	8,545,224
Proceeds from principal payments
and sales of investments	(2,062,126)	-	(860,916)	-	(2,923,042)
Net realized gains	-	-	173,116	-	173,116
Net unrealized gains/(losses)	(201,695)	554,985	(168,433)	-	184,857
Accretion of loan origination fees	123,374	-	-	-	123,374
Balance at October 31, 2016	$20,472,223	$856,069	$850,000	$-	$22,178,292

Quantitative Information About Level 3 Fair Value Measurements:

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at October 31, 2016 and October 31, 2015.

October 31, 2016
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$19,401,401	Yield Analysis	Market Yield	6.0 - 12.7% (9.1%)
	$1,070,822	Liquidation Basis	Discount Rate	14.0 - 16.5% (14.8%)
Equity Securities	$856,069	Earnings Multiple	Market Comparables	2.3 - 3.0(2.8)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$850,000	Income Approach	Capitalization Rate	7.0%

October 31, 2015
Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$14,067,446	Yield Analysis	Market Yield	6.0 - 14.5% (9.0%)
Equity Securities	$301,084	Earnings Multiple	Market Comparables	2.0 - 3.0(2.5)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$1,706,233	Income Approach	Capitalization Rate	6.4 - 7.8% (6.9%)

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
Year Ended October 31, 2016
(audited)

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company had no such commitments outstanding at October 31, 2016 and October, 31 2015.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the year ended October 31, 2016, October 31, 2015 and the period ended October 31, 2014.

	Year ended	Year ended	From December 10, 2013 (inception) to
	October 31, 2016	October 31, 2015	October 31, 2014
Earnings per share - basic:
Net increase in net assets resulting from operations	$981,189	$1,257,963	$106,240
Weighted average shares outstanding - basic	2,344,914	1,239,732	462,647
Earnings per share - basic:	$0.42	$1.01	$0.23

8.	DISTRIBUTIONS FROM INCOME

The Company's distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company's declarations and distributions during the twelve months ended October 31, 2016:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/25/2015	11/27/2015	$0.0625	$122,898
12/28/2015	12/30/2015	$0.0625	$141,633
1/25/2016	1/26/2016	$0.0625	$144,291
2/25/2016	2/25/2016	$0.0625	$149,912
3/25/2016	3/25/2016	$0.0625	$150,458
4/25/2016	4/26/2016	$0.0625	$151,732
5/25/2016	5/25/2016	$0.0625	$149,650
6/25/2016	6/28/2016	$0.0625	$151,227
7/25/2016	7/26/2016	$0.0625	$148,035
8/25/2016	8/25/2016	$0.0625	$150,365
9/26/2016	9/27/2016	$0.0625	$151,731
10/25/2016	10/26/2016	$0.0625	$153,581

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

9.	FINANCIAL HIGHLIGHTS

Per Share Data:	For the year ended October 31, 2016	For the year ended October 31, 2015	From December 10, 2013 (Inception) to October 31, 2014

Net asset value at beginning of period	$10.18	$9.86	$-
Issuance of common stock	-	-	10.00
Net investment income (2)	0.32	0.63	0.33
Net realized and unrealized gain (2)	0.15	0.38	-
Net increase in shareholders' equity	0.47	1.01	10.33
Accretive effect of share issuance above NAV (3)	0.03	0.06	-
Shareholder distributions:
From net investment income	(0.37)	(0.59)	(0.37)
From return of capital	(0.38)	(0.16)	-
Income tax expense	(0.05)	-	(0.10)
Net asset value at end of period	$9.88	$10.18	$9.86
Shares outstanding at end of period	2,459,506	1,849,246	714,377
Ratio/Supplemental Data:
Weighted average net assets at end of period	23,900,994	12,367,627	4,562,919

Total return based on net asset value (4)	4.62%	10.24%	2.30%

Ratio of gross operating expenses to average net assets	3.30%	4.25%	6.95	% (1)
Deferred or reimbursed expenses	-0.30%	-1.30%	-4.23	% (1)
Ratio of net operating expenses to average net assets	3.00%	2.95%	2.72	% (1)
Ratio of net investment income to average net assets	3.12%	6.33%	4.25	% (1)
Average debt outstanding	1,700,848	1,700,504 (5)	-
Average debt outstanding per share (2)	$0.73	$1.37	$-
Portfolio turnover	15.68%	54.58%	0.00%

(1)	The ratios have been annualized except for those expenses that are not recurring.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
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
Year Ended October 31, 2016
(audited)

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
Year Ended October 31, 2016
(audited)

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

12.	FEDERAL AND STATE TAX INFORMATION

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.

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
Year Ended October 31, 2016
(audited)

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

As noted above, the Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90.0% of the sum of investment company taxable income ("ICTI") including PIK interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain allocated deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be declared as a dividend prior to the 15th day of the ninth month after the tax year-end and distributed before the last day of the twelfth month after the tax year-end.

In order to qualify as a RIC, the Company is required to have at least 90 percent of its gross income derived from dividends, interest, payments with respect to securities loans, and gains from the sale or other disposition of stock or securities (as defined in section 2(a)(36) of the Investment Company Act of 1940, as amended) or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies.  If a company fails to satisfy the RIC income test, then the company may still be considered a RIC provided it: 1) discloses to the IRS the details of each item of its gross income and 2) the Company demonstrates to the IRS that the failure to satisfy the RIC income test is due to reasonable cause and not due to willful neglect.  If the company satisfies the disclosure requirement to the IRS, then it will be subject to a tax on the income test failure in the amount of the excess of the gross income from nonqualifying sources over 1/9 of the gross income derived from qualifying sources.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit or expense that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

For the tax year ended October 31, 2016, the Company did not meet the RIC income test.  However, the Company believes that it is more than 50 percent likely to satisfy the relief requirement with the IRS.  Accordingly, it has recorded a federal income tax expense in the amount of $125,508 which is reflected in the Company's Statements of Operations.

If the Company is not able to satisfy the relief requirement with the IRS, it will not be considered a RIC for its tax year ended October 31, 2016.  The Company anticipates that it will be able to requalify as a RIC for its tax year ended October 31, 2017 provided it meets the source of income and asset diversification requirements and timely distributes to its stockholders at least 90% of the sum of investment company taxable income ("ICTI") including payment-in-kind ("PIK") interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain allocated deductions) and distributes prior to October 31, 2017 its non-RIC earnings and profits, if any. The Company's tax liability for its tax year ended October 31, 2016 would be approximately $352,000, if it is not able to satisfy the relief requirement.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended October 31, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended October 31, 2016	Year Ended October 31, 2015
Paid-in capital in excess of par value	$(874,524)	$(323,147)
Accumulated undistributed net investment income	1,094,476	323,147
Accumulated net realized gain (loss) from investments	$(219,952)	$—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended October 31, 2016 and 2015 were as follows:

	Year Ended October 31, 2016	Year Ended October 31, 2015
Ordinary income	$855,939	$741,394
Distributions of long-term capital gains	—	—
Return of capital	909,574	206,817
Distributions on a tax basis	$1,765,513	$948,211

For federal income tax purposes, the tax cost of investments owned at October 31, 2016 and October 31, 2015 was $22,079,323 and $16,070,680, respectively. The net unrealized appreciation on investments owned at October 31, 2016 and October 31, 2015 was $628,271 and $531,023, respectively.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Year Ended October 31, 2016
(audited)

At October 31, 2016 and October 31, 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company's Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and organizational expenses, as follows:

	As of October 31, 2016	As of October 31, 2015
Undistributed long-term capital gain (capital loss carryforward)	$(13,097)	$(8,044)
Unrealized appreciation on investments	628,271	531,023
Other book to tax differences	(45,382)	12,846
Components of distributable earnings at year end	$569,792	$535,825

For the tax year ended October 31, 2016 the short-term capital loss carryforward was $13,097 and there was no long-term capital loss carryforward. For the tax year ended October 31, 2015, the short-term capital loss carryfoward was $8,044 and there was no long-term capital loss carryforward.

As of and during the year ended October 31, 2016, the Company did not have any unrecognized tax benefits. Although the Company files federal and state tax returns, the major tax jurisdictions are federal and the State of Colorado. The Company remains subject to examination by the Internal Revenue Service and Colorado for the first full tax year ending October 31, 2014 and all future years.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Minimum Distribution Amount"), we will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	4/30/2014	7/31/2014	10/31/2014	1/31/2015	4/30/2015	7/31/2015	10/31/2015	1/31/2016	4/30/2016	7/31/2016	10/31/2016
Total investment income	$5,831	$105,581	$138,215	$220,515	$255,644	$251,549	$420,309	$368,190	$292,155	$337,428	$467,185
Net investment income	$(11,993)	$85,375	$77,133	$157,600	$175,422	$154,116	$296,034	$206,533	$111,470	$156,683	$271,676
Net increase in net assets resulting from operations	$(11,993)	$61,528	$56,705	$248,243	$289,323	$210,437	$509,960	$327,491	$471,044	$121,274	$61,380
Net increase in net assets resulting from operations per share (basic and diluted)	$(0.03)	$0.14	$0.09	$0.29	$0.26	$0.16	$0.30	$0.15	$0.20	$0.05	$0.02

14.	SUBSEQUENT EVENTS

For the purpose of issuing these financial statements, the Company evaluated events and transactions through the date the financial statements were issued.

The Company continued to pay its monthly distribution of $0.0625 per share.

On November 22, 2016, the Company received a partial principal payment of $152,500 related to its promissory note with Monarch Country Meadows, LLC.

On December 9, 2016, the Company made an investment of $1,619,000 through a promissory note with IRC Malibu, LLC.

In December 2016, the Company agreed to extend the maturity dates for its $500,000 and $820,000 promissory notes with TVO North America, LLC. The promissory notes had original maturity dates within the year ended October 31, 2016 (January 2016 and September 2016, respectively), but were extended to March 2017.

From November 1, 2016 to January 27, 2017, the Company sold 65,534 shares of common stock at a price of $10.30 per share, for a total of $675,000 of new capital invested.