Form 10-QT
period 2016-12-31
Integrity Capital Income Fund, Inc.
filed 2017-05-04
CIK 1598893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from November 1, 2016 to December 31, 2016

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

There were 2,463,778 shares of the issuer's common stock, par value $0.0001, outstanding as of May 4, 2017.

FORWARD LOOKING STATEMENTS

This Transition Report on 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

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

INTEGRITY CAPITAL INCOME FUND, INC.
 TRANSITION REPORT ON FORM 10-Q
FOR THE TRANSITION PERIOD FROM
NOVEMBER 1, 2016 TO DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
Integrity Capital Income Fund, Inc.

We have audited the accompanying statements of assets, liabilities and net assets, including the schedules of investments, of Integrity Capital Income Fund, Inc. (the Company) as of December 31, 2016 and October 31, 2016, and the related statements of operations, changes in net assets, cash flows and financial highlights for the period from November 1, 2016 through December 31, 2016. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016, by correspondence with the custodian, underlying fund advisors or counterparties. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Integrity Capital Income Fund, Inc. as of December 31, 2016 and October 31, 2016, and the results of its operations, its cash flows, and the financial highlights for the period from November 1, 2016 through December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Denver, Colorado
May 4, 2017

Integrity Capital Income Fund, Inc.

STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS

	As of
	December 31, 2016	October 31, 2016

ASSETS:
Investments at fair value
Non-controlled/non-affiliate company investments	$23,378,866	$21,805,282
Controlled affiliate company investments	902,312	902,312
Total Investments at fair value (cost $23,558,400 and $22,045,584)	24,281,178	22,707,594
Cash and cash equivalents	1,472,162	2,528,322
Interest receivable	1,220,196	1,032,000
Prepaid insurance	13,083	15,916
Other assets	12,017	12,500
Total assets	$26,998,636	$26,296,332

LIABILITIES:
Due to Adviser	$240,759	$168,694
Line of credit payable	1,714,658	1,700,687
Income taxes payable	125,508	125,508
Total liabilities	$2,080,925	$1,994,889

Commitments and contingencies (Note 6)	-	-

NET ASSETS	$24,917,711	$24,301,443

NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 2,525,040 and 2,459,506 common shares issued and outstanding	$253	$246
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized; Zero shares issued and outstanding	-	-
Paid-in capital in excess of par value	25,547,836	24,872,843
Accumulated over-distributed net investment income	(1,526,272)	(1,406,772)
Net unrealized appreciation on investments	722,778	662,010
Net realized gain on investments	173,116	173,116

TOTAL NET ASSETS REPRESENTED BY SHAREHOLDERS' EQUITY	$24,917,711	$24,301,443

Net asset value per share	$9.87	$9.88

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2016

Company		Portfolio Company Industry	Investment	Interest Rate	Senior/ Secondary	Cost	Fair Value	Unrealized Appreciation/ (Depreciation) on Investments	% of Net Assets

Debt Securities (United States) (1)
5500 South Quebec Holdings, LLC		Real Estate	Promissory note ($4,175,000 par due 12/2019)	0% Cash / 8% PIK	Senior Secured	$4,152,361	$4,271,543	$119,182	17.1%

Aequitas Commercial Finance, LLC	(5)	Financial Services	Promissory note ($500,000 par due 5/2016)	14.50%	Senior Secured	500,000	346,295	(153,705)	1.4%

Aequitas Peer-To-Peer Funding, LLC 1	(5)	Financial Services	Promissory note ($110,000 par due 5/2016)	14.50%	Senior Secured	110,000	24,817	(85,183)	0.1%

Aequitas Peer-To-Peer Funding, LLC 2	(5)	Financial Services	Promissory note ($16,500 par due 10/2016)	14.50%	Senior Secured	16,500	3,722	(12,778)	0.0%

Ajubeo, LLC		Technology	Promissory note ($375,000 par due 12/2017)	0% Cash / 8% PIK	Secondary Secured	375,000	368,706	(6,294)	1.5%

All Pro Funding II, LLC		Real Estate	Promissory note ($1,000,000 par due 12/2020)	11.00%	Senior Secured	1,000,000	1,000,000	-	4.0%

Burnham & Sullivan Holdings, LLC		Real Estate	Promissory note ($299,000 par due 7/2018)	10.50%	Secondary Secured	299,000	294,485	(4,515)	1.2%

Care Payment Holdings, LLC	(5)	Healthcare	Promissory note ($1,000,000 par due 9/2018)	12.00%	Senior Secured	1,000,000	723,299	(276,701)	2.9%

eCOS, LLC		Real Estate	Promissory note ($1,150,059 par due 5/2018)	12.00%	Secondary Secured	1,143,554	1,119,418	(24,136)	4.5%

IRC Malibu, LLC	(7)	Real Estate	Promissory note ($1,619,000 par due 3/2017)	12.00	Secondary Secured	1,606,947	1,619,000	12,053	6.5%

Monarch Country Meadows, LLC		Real Estate	Promissory note ($199,800 par due 8/2017)	12.00%	Secondary Secured	195,717	199,800	4,083	0.8%

Monarch Lincoln Meadows, LLC		Real Estate	Promissory note ($1,340,000 par due 2/2017)	12.70%	Secondary Secured	1,309,133	1,315,711	6,578	5.3%

NC Foundation		Real Estate	Promissory note ($1,200,000 par due 10/2018)	12.00%	Secondary Secured	1,190,500	1,218,946	28,446	4.9%

Northstar Portfolio, LLC		Real Estate	Promissory note ($3,915,445 par due 9/2020)	0% Cash / 6% PIK	Secondary Secured	3,915,445	4,112,826	197,381	16.5%

Patriot Park		Real Estate	Promissory note ($1,000,000 par due 10/2021)	12.00%	Secondary Secured	988,542	1,000,000	11,458	4.0%

Subsentio, LLC		Technology	Promissory note ($1,200,000 par due 7/2020)	8.75%	Secondary Secured	1,196,389	1,200,000	3,611	4.8%

PCM Tax Lien Fund, LP	(2)(4)	Real Estate	Promissory note ($902,312 par due 11/2017)	7.00%	Secondary Secured	902,312	902,312	-	3.6%

TVO Capital Management, LLC - Westport on the River	(6)	Real Estate	Promissory note ($987,000 par due at Final Close)	8.00%	Secondary Secured	987,000	987,000	-	4.0%

TVO North America, LLC 1	(8)	Real Estate	Promissory note ($500,000 par due at 3/2017)	12.00%	Secondary Secured	500,000	500,000	-	2.0%

TVO North America, LLC 2	(8)	Real Estate	Promissory note ($820,000 par due 3/2017)	12.00%	Secondary Secured	820,000	820,000	-	3.3%

Total debt securities						$22,208,400	$22,027,880	$(180,520)	88.4%

See Notes to Financial Statements

Equity Securities (United States) (1) (3)			Contracts
5500 South Quebec Holdings, LLC	Real Estate	Warrants (expiration date 7/2025)	49	$-	$-	$-	0.0%

Ajubeo, LLC	Technology	Warrants (expiration date 12/2019)	73,424	-	392,084	392,084	1.6%

Subsentio, LLC	Technology	Warrants (expiration date 5/2025)	136,459	-	361,890	361,890	1.5%

Subsentio, LLC	Technology	Warrants (expiration date 7/2026)	66,666	-	161,598	161,598	0.6%

Total equity securities				$-	$915,572	$915,572	3.7%

Investments in Partnership interests (United States) (1)			Non-Voting Preferred Ownership %
BAL Riverchase Capital Partners, LLC	Real Estate	Member Interest	14%	$850,000	$850,000	$-	3.4%

Total partnership interests				$850,000	$850,000	$-	3.4%

Investment in Publicly Traded Partnerships (United States) (1)			Shares/Units
Landmark Infrastructure Partners, LP (2)	Infrastructure	Restricted Stock	31,982	$500,000	$487,726	$(12,274)	2.0%

Total other investment companies				$500,000	$487,726	$(12,274)	2.0%

Total investments				$23,558,400	$24,281,178	$722,778	97.5%

(1) Illiquid investment. At December 31, 2016 100% of investments held by the Company were illiquid.

(2) The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Total non-qualifying assets made up 5.6% of net assets at December 31, 2016.

(3) Non-income producing securities.

(4) As defined in the Investment Company Act, the Company is deemed to be both an "Affiliated Person" and "Control" to this portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).  Transactions during the period for the two months ended December 31, 2016, in which the issuer was both an Affiliated company and a portfolio company that the Company is deemed to Control are as follows:

Company	Purchases	Redemptions (cost)	Sales (cost)	Interest income	Other income	Net realized gains (losses)	Net unrealized gains (losses)
PCM Tax Lien Fund, LP	$-	$-	$-	$12,783	$-	$-	$-

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

(7) This investment has an original maturity date in March 2017, but was extended in March 2017 to a par due date of May 2017. A 1% extension fee must be paid at the extended par due date per the executed loan agreement and the note has not been placed on non-accrual status. At December 31, 2016, this note had $11,710 of outstanding interest in the Company's note receivable balance.

(8) This investment has an extended maturity date of March 2017 and the principal balance remains outstanding as of May 4, 2017.  Interest through April 2017 has been paid via partial payments received in January and April 2017. As such, the note has not been placed on non-accrual status. At December 31, 2017, these notes had $10,000 and $65,600, respectively, of outstanding interest in the Company's note receivable balance.

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

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF OPERATIONS

	Two months ended
	December 31, 2016	December 31, 2015
		(unaudited)

INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest on investments, net	$344,418	$216,719
Dividend and interest income	12,037	5,904
Total investment income from non-controlled/non-affiliate company investments	356,455	222,623
From controlled affiliate company investments:
Interest on investments	12,783	10,702
Total investment income from controlled affiliate company investments	12,783	10,702
Total investment income	369,238	233,325

EXPENSES:
Base management fees	66,245	57,434
Professional fees	68,639	63,816
Marketing expenses	10,262	2,680
Custody fees	6,625	5,743
Insurance expense	2,833	2,583
Director fees	8,049	-
Interest expense	13,971	5,554
Other expenses	1,095	-

Total expenses	177,719	137,810

Operating expenses refunded/(reimbursed) (Note 4)	-	(33,639)

Net expenses	177,719	104,171

NET INVESTMENT INCOME	191,519	129,154

REALIZED AND UNREALIZED GAIN/(LOSS):
Net realized gain on investments:
Non-controlled/non-affiliate company investments	-	98,983
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliate company investments	60,768	25,091

Net realized and unrealized gain on investments:	60,768	124,074

Income tax expense	-	-

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$252,287	$253,228

Per Common Share data:

Net investment income per common share - basic and diluted	$0.08	$0.06
Earnings per common share - basic and diluted	$0.10	$0.12
Weighted average shares of common stock outstanding - basic and diluted	2,479,091	2,074,568
Distributions declared per common share	$0.13	$0.13

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Paid-in Capital in Excess of	Accumulated over- distributed net investment income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain on investments	Total Net
	Shares	Amount	Par Value	Accumulated over- distributed net investment income			Assets

For the two months ended December 31, 2015 (unaudited)
BALANCE — October 31, 2015	1,849,246	$185	$18,612,085	$(262,113)	$474,791	$-	$18,824,948

Issuance of common stock	429,695	43	4,370,557	-	-	-	4,370,600
Net increase in net assets resulting from operations	-	-	-	129,154	25,091	98,983	253,228
Distributions ($0.13 per share)	-	-	-	(264,531)	-	-	(264,531)

BALANCE — December 31, 2015	2,278,941	$228	$22,982,642	$(397,490)	$499,882	$98,983	$23,184,245

For the two months ended December 31, 2016
BALANCE -- October 31, 2016	2,459,506	$246	$24,872,843	$(1,406,772)	$662,010	$173,116	$24,301,443

Issuance of common stock	65,534	7	674,993	-	-	-	675,000
Net increase in net assets resulting from operations	-	-	-	191,519	60,768	-	252,287
Distributions ($0.13 per share)	-	-	-	(311,019)	-	-	(311,019)

BALANCE — December 31, 2016	2,525,040	$253	$25,547,836	$(1,526,272)	$722,778	$173,116	$24,917,711

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.

STATEMENTS OF CASH FLOWS

	Two months ended
	December 31, 2016	December 31, 2015
		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$252,287	$253,228
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(1,590,810)	(2,131,851)
Proceeds from principal payments and sales of investments	150,200	525,747
Net realized gain on investments	-	(98,983)
Net change in unrealized appreciation on investments	(60,768)	(25,091)
Accretion of loan origination fees	(72,206)	(7,716)
PIK interest	(107,013)	(188,754)
Change in assets and liabilities:
Interest receivable	(81,183)	77,745
Prepaid insurance	2,833	2,583
Other assets	483	43,500
Due to Adviser	72,065	26,535
Deferred loan origination fees	-	(35,649)

Net cash used in operating activities	(1,434,112)	(1,558,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	675,000	4,370,600
Distributions of income paid	(311,019)	(264,531)
Borrowings on line of credit	13,971	-
Repayments on line of credit	-	(1,701,008)

Net cash provided by financing activities	377,952	2,405,061

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,056,160)	846,355

CASH AND CASH EQUIVALENTS — Beginning of period	2,528,322	3,764,999

CASH AND CASH EQUIVALENTS — End of period	$1,472,162	$4,611,354

Interest Paid during the period	$-	$5,554
Distributions declared and paid during the period	$(311,019)	$(264,531)

See Notes to Financial Statements

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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

Fiscal Year

The Company historically reported its results based on a 52 week year ending on the 31st of October.  On March 20, 2017, the Board of Directors approved a change of the Company's fiscal year end from October 31st to December 31st.  The change in fiscal year became effective for the Company's 2017 fiscal year, which began on January 1, 2017 and will end on December 31, 2017.  As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from November 1, 2016 through December 31, 2016.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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

Level 2	-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 2	-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

Revenue Recognition

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the two months ended December 31, 2016 and December 31, 2015, the Company earned interest income of $357,201 and $227,421 (including $12,783 and $10,702 in interest on investments from affiliate company), respectively.  As of December 31, 2016 and October 31, 2016, the Company had interest receivable of $1,220,196 and $1,032,000, respectively.  The Company had no allowances on interest receivable balances as of December 31, 2016 and October 31, 2016.

Fee income such as loan origination, closing, commitment, structuring and other upfront fees is capitalized, and the Company accretes or amortizes such amounts over the life of the loan as net interest on investments. For the two months ended December 31, 2016 and 2015, interest income included $72,206 and $7,716, respectively, of accretion of loan origination fees. For the two months ended December 31, 2016 and 2015, the Company received fee income of $28,190 and $0, respectively.

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

For investments with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the period ended ended December 31, 2016 and the year ended ended October 31, 2016, the Company held three investments, Ajubeo, LLC, Northstar Portfolio, LLC and 5500 South Quebec Holdings, LLC with contractual PIK interest. As of December 31, 2016, the balance of accrued PIK interest related to these investments was $64,656, $302,470, and $443,525, respectively. As of October 31, 2016 the balance of accrued PIK interest related to these investments was $59,066, $260,852, and $383,720, respectively.  All PIK interest amounts are recorded within the interest receivable balances as of December 31, 2016 and October 31, 2016. The Company notes that investments held with PIK interest do not have cash interest rates.

Dividend income from investments in other investment companies is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the investment company and are expected to be collected. Each distribution received from limited liability company ("LLC") and limited partnership ("LP") investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the two months ended December 31, 2016 and December 31, 2015, the Company recorded dividend income of $10,794 and $5,904, respectively.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. There were three non-accrual loans held as of December 31, 2016 and October 31, 2016 (Aequitas Commercial Finance, LLC, Aequitas Peer-To-Peer Funding, LLC, and Care Payment Holdings, LLC) with a total fair value of $1,098,133 and $1,070,822, respectively, and cost of $1,626,500 for both periods.

Partial loan sales: The Company follows the guidance in FASB ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest", as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Statements of Assets, Liabilities and Net Assets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. For the two months ended December 31, 2016 and 2015, there were no partial loan sales which met the definition of a participating interest to a related party.

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

As a RIC, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98.0% of ordinary income for each calendar year, (ii) 98.2% of capital gain net income for the one-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year.  The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). The Company currently intends to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. For the two months ended December 31, 2016 and December 31, 2015, there were no amounts recorded for U.S. federal excise tax.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC Topic 740"). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. As of and during the two months ended December 31, 2016, the Company did not have any unrecognized tax benefits. All tax years since inception remain subject to examination by U.S. federal and most state tax authorities.

For the tax year ended October 31, 2016, the Company did not meet the RIC income test.  However, the Company believes that it is more than 50 percent likely to satisfy the relief requirement with the IRS.  Accordingly, it has recorded a federal income tax expense in the amount of $125,508 which is reflected in the Company's Statements of Operations for the year ended October 31, 2016.  If the Company is not able to satisfy the relief requirement with the IRS, it will not be considered RIC for its tax year ended October 31, 2016.  Refer to the October 31, 2016 form 10-K for the Company's full income tax footnote for the tax year ended October 31, 2016.  As of the quarter ended January 31, 2017, the Company met the asset diversification requirements as stated in Internal Revenue code section 851. While it is the Company's intention to qualify as a RIC, management does not believe that the Company will satisfy the gross income test as of its tax year-end and be taxed as a C-Corp. The Company is in the process of transitioning its structure and will determine the tax due at the time it determines the appropriate change in tax year-end. At this time, the Company has not changed its tax year-end and the result of that change will be the determining factor in exactly how much, if any tax is due.  As of December 31, 2016, management of the Company does not believe a liability for income taxes is needed as the event that triggers the liability has not occurred.  If a liability were to be recorded as of December 31, 2016 approximately $88,000 would be included as an income tax liability and income tax expense on the statement of operations.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. During the two months ended December 31, 2016 and 2015, there were total distributions of $311,019 and $264,531, respectively.

Redemptions of Common Stock

As the Company's common stock is currently not sold in a publicly traded marketplace, the Company has limited its redemption of common stock to 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters. All redemptions of common stock must be formally requested by the shareholder.

3.	BORROWINGS

Revolving Credit Facility

During the fiscal year ended October 31, 2015, the Company established a line of credit of $3,200,000. The Company renewed the line of credit during the fiscal year ended October 31, 2016 and the line of credit now expires on October 21, 2017, unless extended again. In the process of renewing the line of credit, the credit facility was increased to $4,000,000 from $3,200,000. Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,714,658 and $1,700,687 at December 31, 2016 and October 31, 2016, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of December 31, 2016 and October 31, 2016, the Company was in compliance with all covenants.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016 and October 31, 2016, the Company's asset coverage was 1,553% and 1,529%, respectively.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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

The base management fee (the "Base Fee") is calculated at an annual rate of 1.50% of gross assets, which includes the use of leverage, if any. The Base Fee is payable quarterly in arrears, and is calculated based on the value of gross assets at the end of the most recently completed fiscal quarter, and appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter. The Base Fee for any partial month or quarter will be appropriately prorated.  For the two months ended December 31, 2016, the Company calculated an estimated management fee of $66,245 for comparative purposes based upon the value of gross assets at October 31, 2016 (the Company's original fiscal year end) adjusted for capital raises during the period. However, the Company notes that the estimated management fee for the two months ended December 31, 2016 does not impact the actual amounts and dates of the original management fee payments that occurred in November 2016 or March 2017 based upon the Company's original fiscal year and quarter dates.

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

For the two months ended December 31, 2016 and December 31, 2015, the Adviser earned $66,245 and $57,434 in base management fees, respectively.  There was no Incentive Fee for the two months ended December 31, 2016 and December 31, 2015.

Custody Agreement

As compensation for the Adviser's services related to the Custody Agreement the Company has agreed to pay an annual fee of 0.15% of the Custodial Property defined as all investments and cash equivalents held by the Adviser through October 31, 2015. Effective November 1, 2015, Custodial Property was amended to be defined as gross assets at the end of the most recently completed fiscal quarter, appropriately adjusted for any equity capital raises or repurchases during the current fiscal quarter.  The  Adviser invoices the Company quarterly in arrears for the pro-rata portion of the annual amount.  For the two months ended December 31, 2016 and December 31, 2015, the Adviser earned $6,625 and $5,743, respectively, in custody fees.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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

For the two months ended December 31, 2016, the Company calculated that total operating expenses did not fall below the 2.95% limit or the 2.34% limit for comparative purposes. The Company notes that no amounts were reimbursed to the Adviser for the period ended January 31, 2017, or the first quarter of the Company's original fiscal year. For the two months ended December 31, 2015, the Company calculated an estimated waiver amount of $33,639 for comparative purposes. However, the Company notes that this estimated waiver for the two months ended December 31, 2015 does not impact the actual amount and date of the original waiver that occurred on January 31, 2016, as shown in the table below.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period.  The following table presents the amounts reimbursed by the Adviser, based on the Company's original fiscal year end and the expiration date for such future possible reimbursement by the Company.

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

Through the normal course of business, the Adviser or an affiliate of the Adviser processes payments on behalf of the Company and then is reimbursed for expenses paid on behalf of the Company on a quarterly basis. As of December 31, 2016,  $240,759  was due to the Adviser for such reimbursements, which did not include any amounts reimbursed or refunded related to the agreement. As of October 31, 2016, $168,694 was due to the Adviser for such reimbursements, net of the October 31, 2016 OELA reimbursement of $21,758 noted in the table above.  The Due to Adviser balance is settled monthly in arrears. Amounts paid by the Adviser on behalf of the Company are non-interest bearing.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

Line of Credit Agreement
As discussed in Footnote 3, the Company holds a revolving credit facility with Central Bank & Trust Co. ("the Lender"). The  Lender is a correspondent bank with the Adviser. In addition, Gemini Bancshares, Inc., the sole shareholder of the Adviser, also has a correspondent bank relationship with the Lender and has a loan currently outstanding with the Lender in the amount of $3,205,000 as of December 31, 2016.

Bank Account

The Company has held a bank account with Integrity Bank & Trust, Inc. ("Integrity Bank"), an affiliate of the Adviser, since its inception. The Company's ending balance in the Integrity Bank account was $27,500 as of December 31, 2016 and $0 as of October 31, 2016.

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

Under Topic ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.  Topic ASC 820 permits the Company, as a practical expedient, to estimate the fair value of investments in other investment companies based on the net asset value (NAV) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of Topic ASC 946. As such the Company's estimate of fair value for its investments in other investment companies is generally based on the NAV provided to the Company by each Investee Fund, supported by the independently audited financial statements of the Investee Fund, when available. As of December 31, 2016 and October 31, 2016, the Company did not hold any investments valued using NAV.

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

The transaction price is typically the Company's best estimate of fair value at inception of the investment.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of significant assumptions related to each underlying investment including incorporating valuations that consider the evaluation of financing and sale transactions with third parties, the financial condition and operating results of the portfolio company, achievement of technical milestones, and expected cash flows.  At December 31, 2016 and October 31, 2016, the Company held one Level 1 investment, Landmark Infrastructure Partners, LP.

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

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

The following tables present information about the Company's assets measured at fair value on a recurring basis at December 31, 2016 and October 31, 2016. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company's accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the two months ended December 31, 2016 and the year ended October 31, 2016, there were no transfers in or out of Level 1, 2, and 3.

Assets Measured at Fair Value on a Recurring Basis at December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Investments:
Debt Securities	$-	$-	$22,027,880	$22,027,880
Equity Securities	-	-	915,572	915,572
Investments in Partnership
Interests	-	-	850,000	850,000
Investment in Publicly Traded
Partnerships	487,726	-	-	487,726
Total	$487,726	$-	$23,793,452	$24,281,178

Assets Measured at Fair Value on a Recurring Basis at October 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at October 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Investments:
Debt Securities	$-	$-	$20,472,223	$20,472,223
Equity Securities	-	-	856,069	856,069
Investments in Partnership
Interests	-	-	850,000	850,000
Investment in Publicly Traded
Partnerships	529,302	-	-	529,302
Total	$529,302	$-	$22,178,292	$22,707,594

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis:

	Debt Securities	Equity Securities	Investments in Partnership Interests	Total

Balance at October 31, 2015	$14,067,446	$301,084	$1,706,233	$16,074,763
Purchase of investments	8,545,224	-	-	8,545,224
Proceeds from principal payments
and sales of investments	(2,062,126)	-	(860,916)	(2,923,042)
Net realized gains	-	-	173,116	173,116
Net unrealized gains/(losses)	(201,695)	554,985	(168,433)	184,857
Accretion of loan origination fees	123,74	-	-	123,374
Balance at October 31, 2016	$20,472,223	$856,069	$850,000	$22,178,292
Purchase of investments	$1,590,810	$-	$-	$1,590,810
Proceeds from principal payments
and sales of investments	(150,200)	-	-	(150,200)
Net realized gains	-	-	-	-
Net unrealized gains/(losses)	42,841	59,503	-	102,344
Accretion of loan origination fees	72,206	-	-	72,206
Balance at December 31, 2016	$22,027,880	$915,572	$850,000	$23,793,452

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

Quantitative Information About Level 3 Fair Value Measurements:

Below is a table summarizing the valuation techniques, the unobservable inputs used in the valuation, along with ranges used to determine the fair value of certain Level 3 investments held at December 31, 2016 and October 31, 2016.

December 31, 2016

Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$20,929,747	Yield Analysis	Market Yield	6.0 - 12.7% (9.%)
	$1,098,133	Liquidation Basis	Discount Rate	14.0 - 16.5% (14.9%)
Equity Securities	$915,572	Earnings Multiple	Market Comparables	2.3 - 3.8(3.1)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$850,000	Income Approach	Capitalization Rate	7.0%

October 31, 2016

Type of Security	Fair Value	Valuation Technique	Unobservable Input	Range (Wtd Avg)
Debt Securities	$19,401,401	Yield Analysis	Market Yield	6.0 - 12.7% (9.1%)
	$1,070,822	Liquidation Basis	Discount Rate	14.0 - 16.5% (14.8%)
Equity Securities	$856,069	Earnings Multiple	Market Comparables	2.3 - 3.0(2.8)
	$-	Income Approach	Capitalization Rate	14.8%
Investments in Partnership Interests	$850,000	Income Approach	Capitalization Rate	7.0%

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

In the normal course of business, the Company may enter into commitments to invest in certain private equity funds. Under these agreements, the Company would be required to make payments to third parties upon request. The Company had no such commitments outstanding at December 31, 2016 and October 31, 2016.

7.	EARNINGS PER SHARE

The following information sets forth the computation of basic net increase in net assets per share (earnings per share) resulting from operations for the two months ended December 31, 2016 and December 31, 2015.

	Two months ended
	December 31, 2016	December 31, 2015
		(unaudited)
Earnings per share - basic:
Net increase in net assets resulting from operations	$252,287	$253,228
Weighted average shares outstanding - basic	2,479,091	2,074,568
Earnings per share - basic:	$0.10	$0.12

Integrity Capital Income Fund, Inc.
Notes to Financial Statements
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

8.	DISTRIBUTIONS FROM INCOME

The Company's distributions from income and realized gains are recorded on the date declared (record date). The following table summarizes the Company's declarations and distributions during the two months ended December 31, 2016:

Declaration Date	Distribution Date	Amount Per Share	Cash Distribution
11/28/2016	11/28/2016	$0.0625	$153,901
12/27/2016	12/27/2016	$0.0625	$157,118

9.	FINANCIAL HIGHLIGHTS

	Two months ended
	December 31, 2016	December 31, 2015
		(unaudited)
Per Share Data:

Net asset value at beginning of period	$9.88	$10.18
Issuance of common stock	-	-
Net investment income (2)	0.08	0.06
Net realized and unrealized gain (2)	0.02	0.06
Net increase in shareholder's equity	0.10	0.12
Accretive effect of share issuance above NAV (3)	0.02	-
Shareholder distributions:
From net investment income	(0.13)	(0.13)
Income tax expense	-	-
Net asset value at end of period	$9.87	$10.17
Shares outstanding at end of period	2,525,040	2,278,941
Ratio/Supplemental Data:
Weighted average net assets at end of period	$24,513,267	$21,187,263

Total return based on net asset value (4)	1.01%	1.18%

Ratio of gross operating expenses to average net assets (1)	4.35%	3.90%
Waived or reimbursed expenses (1)	0.00%	-0.95%
Ratio of net operating expenses to average net assets (1)	4.35%	2.95%

Ratio of net investment income to average net assets (1)	4.69%	3.66%
Average debt outstanding	$1,707,672	$850,504
Average debt outstanding per share (2)	$0.69	$0.41
Portfolio turnover	0.65%	3.10%

(1)	The ratios have been annualized except for those expenses that are not recurring.
(2)	Calculated using the weighted average shares outstanding during the respective period.
(3)	Amounts are balancing amounts necessary to reconcile the change in net asset value per unit to the per unit information.
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
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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
Two Months Ended December 31, 2016 and December 31, 2015 (unaudited)

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

On February 14, 2017, the Company filed a tender offer to purchase up to 61,262 shares of its issued and outstanding Common Stock, par value $0.0001, at $9.88 per share, which represents the Company's net asset value per share as of the quarter ended October 31, 2016. The tender offer expired on March 15, 2017 and $605,273 of redemptions were paid on March 20, 2017.

On February 21, 2017, the Company received a partial principal payment of $297,449 related to it's promissory note with NC Foundation. On February 28, 2017 the Company received a payoff of $1,340,000 related to its promissory note with Monarch Lincoln Meadows, LLC.

On March 10, 2017, the Company purchased Class B membership interest in 860 Potomac, LLC.

On March 3, 2017, the Board of Directors determined that shareholder approval would be requested in order to convert the Company from a BDC to a private real estate investment trust ("REIT").  On April 12, 2017, the Company delivered a proxy statement to its shareholder of record as of March 20, 2017, seeking approval to withdraw the Company's registration as a BDC so that it may convert to a REIT.  At an Annual Meeting of the Shareholder on April 25, 2017, the shareholders of the Company approved the withdrawal of the Company's BDC election and conversion to a REIT. Additionally, on March 20, 2017, the Board of Directors approved a change in the Company's fiscal year end from October 31st to December 31st in anticipation of qualifying as a REIT.  The shareholders also re-elected all Board members.

Through May 4, 2017, the Company received $8,332,000 in proceeds and made payments of $9,314,000 on its line of credit. The outstanding amount under the line of credit as of May 4, 2017 is $718,000.

As of May 4, 2017, the Company has not received principal payments related to its investments in TVO North America, LLC 1 and TVO North America, LLC 2 that were due in March 2017.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included in this transition period report and our 2016 Annual Report on Form 10-K for the year ended October 31, 2016.

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

We seek to create a diverse portfolio that includes senior secured and second lien loans and warrants and equity securities by primarily investing approximately $500,000 to $5.0 million of capital, on average, in the securities of U.S. micro-cap companies. As of December 31, 2016, we had twenty debt investments in eighteen companies, equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants. As of October 31, 2016, we had nineteen debt investments in seventeen companies, equity investments in one investment partnership, one other investment company and three portfolio companies in the form of warrants.

On March 3, 2017, the Board of Directors determined that shareholder approval would be requested in order to convert the Company from a BDC to a private real estate investment trust ("REIT").  On April 12, 2017, the Company delivered a proxy statement to its shareholder of record as of March 20, 2017, seeking approval to withdraw the Company's registration as a BDC so that it may convert to a REIT.  At an Annual Meeting of the Shareholder on April 25, 2017, the shareholders of the Company approved the withdrawal of the Company's BDC election and conversion to a REIT.  Additionally, on March 20, 2017, the Board of Directors approved a change in the Company's fiscal year end from October 31st to December 31st in anticipation of qualifying as a REIT.  The shareholders also re-elected all Board members.

Effective November 1st, 2016, the Company changed its reporting year end from a 52 week period ended October 31st to a calendar year end, commencing with the calendar year ending December 31, 2017.  Accordingly, the period ended December 31, 2016 includes the results of operations for the Company for the period from November 1, 2016 to December 31, 2016.  Additionally, the period ended December 31, 2015 includes the results of operations for the Company for the period from November 1, 2015 to December 31, 2015.  Prior to November 1, 2016, the financial statement periods represented a 52 week period, which approximated a calendar year end period.

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

We generated revenue of $369,238 during the two months ended December 31, 2016.  This included $357,201 in interest on investments (including $12,783 interest on investments from affiliated company and $72,206 in revenue recognized from origination fees), $1,243 in interest from bank accounts, and $10,794 in dividend income.  For the comparable two months ended December 31, 2015, we generated revenue of $233,325. This included $227,421 in interest on investments (including $10,702 interest on investments from affiliated company and $7,716 in revenue recognized from origination fees), $0 in interest income from bank accounts, and $5,904 in dividend income.

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

During the two months ended December 31, 2016, the Company had expenses of $177,719, consisting of: (i) base management fees of $66,245; (ii) legal fees of $8,544; (iii) other professional fees of $60,095; (iv) marketing expenses of $10,262; (v) custody fees of $6,625; (vi) insurance expenses of $2,833; (vii) directors' fees of $8,049; (viii) interest expense of $13,971; and (ix) other expenses of $1,095. During the two months ended December 31, 2015, the Company had expenses of $137,810, consisting of: (i) base management fees $57,434 (ii) legal fees of $3,076; (iii) other professional fees of $60,740; (iv) marketing expenses of $2,680; (v) custody fees of $5,743; (vi) insurance expenses of $2,583; and (vii) interest expense of $5,554.

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

On August 30, 2016, the Adviser gave a termination notice of the OELA to the Company, effective as of the close of business, October 31, 2016.  The Company's independent directors have reviewed the request and have approved the termination of the agreement.  The original purpose of the OELA was to limit the expenses during the initial start of the Company.  The Directors noted that this purpose has been achieved.  In their determination, the independent directors reviewed the relevant factors including the operating expense and performance history of the Company and compared that information with the performance of other BDC's.  This revealed that the Company's operating expenses were significantly lower than the average operating expenses of those reviewed.  It is noted that the existing operating expense reimbursement schedule and expiration dates are not affected by this termination and reimbursements to the Adviser remain in place subject to the OELA agreement.

For the two months ended December 31, 2016, the Company calculated that total operating expenses did not fall below the 2.95% limit or the 2.34% limit for comparative purposes.  The Company notes that no amounts were reimbursed to the Adviser for the period ended January 31, 2017, or the first quarter of the Company's original fiscal year. For the two months ended December 31, 2015, the Company calculated a waiver amount of $33,639 for comparative purposes. However, the Company notes that this estimated waiver for the two months ended December 31, 2015 does not impact the actual amount and date of the original waiver that occurred on January 31, 2016.  Refer to footnote 4 for more information.  Such expenses paid by the Adviser each quarter will be subject to reimbursement to the Adviser over a period not to exceed three years, if the Company's expense ratio for such future period is less than the 2.95% limit or the 2.34% limit related to each respective period.

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

Net Changes in Unrealized Gains and Losses.

For the two months ended December 31, 2016, the Company had $60,768 in change in net unrealized gains, of which $42,841 was as a result of change in net unrealized gain on investments in debt securities, $59,503 was as a result of change in net unrealized gain on investments in equity securities, $0 was a result of change in net unrealized gain/(loss) on investment in partnership interests, and $41,576 was a result of change in unrealized loss on investment in publicly traded partnerships.

For the two months ended December 31, 2015, the Company had $25,091 in change in net unrealized losses, of which $68,237 was as a result of change in net unrealized gain on investments in debt securities, $36,560 was as a result of change in net unrealized gain on investments in equity securities, $83,843 was a result of change in net unrealized loss on investment in partnership interests (as a result of the realized gain discussed below), and $4,137 was a result of the change in net unrealized gain on investment in other real estate investment companies.

Net Realized Gains and Losses.

For the two months ended December 31, 2016, the Company had $0 in net realized gains or losses. For the two months ended December 31, 2015, the Company had $98,983 in net realized gains as a result of investments in partnership interests.

Financial condition, liquidity and capital resources

We received $675,000 from the net proceeds of sales of the Company's common stock during the two months ended December 31, 2016.  We received $4,370,600 from the net proceeds of sales of the Company's common stock during the two months ended December 31, 2015. We invested the net proceeds in portfolio companies in accordance with our investment objective and strategies described in this report and paid off the Company's line of credit.

Our primary use of funds is investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments.

As of December 31, 2016, we were approximately 98% invested, compared to approximately 93% invested at October 31, 2016.  We had cash resources of $1,472,162, which is a decrease of 42% over cash resources held on October 31, 2016. We had indebtedness of $1,714,658 as of December 31, 2016. As of December 31, 2016, the balance of organization and operating expenses subject to the OELA was $408,509. This is not a liability of the Company unless operating expenses in future periods are less than 2.95% or 2.34% of average net assets. See Note 4 in the notes to the financial statements for additional details.  As of October 31, 2016, we had cash resources of $2,528,322 and indebtedness of $1,700,687.  As of October 31, 2016, the balance of organization and operating expenses subject to recoupment per the OELA was $408,509.

As of December 31, 2016, our debt investments included:  (i) three secured promissory notes currently on non-accrual status, previously bearing interest rates of 14.5%; (ii) subordinated debt bearing an interest rate of 8% with 73,424 warrants (5% of the outstanding equity of the portfolio company); (iii) a secured promissory note at 75% loan to value bearing an interest rate of 11%; (iv) seven secured promissory notes bearing an interest rate of 12%; (v) one secured promissory note bearing an interest rate of 12.7%; (vi) a secured promissory note bearing an interest rate of 8.75% with 203,125 warrants (6.59% of the outstanding equity of the portfolio company); (vii) a promissory note secured by tax liens bearing a 7% interest rate; (viii) subordinated debt bearing an interest rate of 8% with 49 warrants for the purchase of Class B shares of the portfolio company; (ix) a secured promissory note bearing an interest rate of 6%; (x) a secured promissory note bearing an interest rate of 8%; (xi) a secured promissory note bearing an interest rate of 10.5%; and (xii) a non-accrual promissory note previously bearing an interest rate of 12%.

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

On March 10, 2016 the SEC filed a complaint against the Aequitas group of companies which are related to two of the Company's debt investments. Both notes have been placed on non-accrual and the Company has written-off all unpaid accrued interest. In addition, the Care Payment Holdings promissory note due September 18, 2018 has also been placed on non-accrual. During the year ended October 31, 2016, a receiver was appointed over these investments. The total invested amount in receivership is $1,626,500. As of December 31, 2016, the Company's fair value of the non-accrual notes totaled $1,098,133, which reflects 69.3% of par value on the Aequitas Commercial Finance, LLC, 22.6% of par value on both Aequitas Peer-To-Peer Funding, LLC notes and 72.3% of par value on the Care Payment Holdings note.  The Company is continuing to monitor the notes and the potential impact on valuations and income to the Fund.

As of December 31, 2016 and October 31, 2016, the Company holds membership interest in a publicly traded partnership that invests in real property rights to ground leases and easements under infrastructure assets. The partnership anticipates paying quarterly dividends as approved by the Board of Directors. The Company holds 14% membership interest in a limited liability company that is also in the real estate industry. Our cash resources are held in depository accounts at First Republic Bank, Integrity Bank & Trust (see Note 4 in the notes to the financial statements for additional details) and Central Bank and Trust. We currently have no other investments in debt or equity securities of public companies.

As of December 31, 2016 we had net assets of $24,917,711 and, based on 2,525,040 shares of common stock outstanding, a net asset value per common share of $9.87. This represents an increase of 3% in net assets as compared to October 31, 2016. As of October 31, 2016, we had net assets of $24,301,443 and, based on 2,459,506 shares of common stock outstanding, a net asset value per common share of $9.88.

Revolving Credit Facility

 The Company has available a senior secured revolving credit facility which allows the Company to borrow up to $3,200,000 at any one time outstanding, which was entered into on October 21, 2015. The line of credit was extended during the year ended October 31, 2016 and expires on October 21, 2017, unless extended again. In the process of renewing the line of credit, the credit facility was increased to $4,000,000 from $3,200,000. Borrowings under the line of credit bear interest at a rate of 4.85% over a year of 360 days. All borrowings are collateralized by all assets of the Company. The outstanding balance on the line of credit was $1,714,658 and $1,700,687 at December 31, 2016 and October 31, 2016, respectively. Borrowings under the line of credit are subject to certain financial covenants and restrictions on indebtedness, distribution payments, financial guarantees, business combinations, and other related items. As of December 31, 2016 and October 31, 2016, the Company was in compliance with all covenants.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates.  As of December 31, 2016, we did not have any loans in our portfolio that had floating interest rates.  In the future, we may enter into loan arrangements that may have floating interest rates.  Future floating loan arrangements may be based on a floating rate index and typically will have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates either on a quarterly basis or a rest to changes in the national prime rate index.

Assuming that the Statements of Assets, Liabilities, and Net Assets as of December 31, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the annualized impact of hypothetical changes in interest rates would have limited impact on interest income, interest expense, or net investment income. The following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase(decrease) in	Increase (decrease) in	Increase( decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Investment Income
	in thousands

Down 25 basis points	(17)	(4)	(13)
Up 50 basis points	34	9	26
Up 100 basis points	69	17	52
Up 200 basis points	138	34	104
Up 300 basis points	207	51	156

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President, Eric Davis, and our Chief Financial Officer, Randall Rush, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Transition Report on Form 10-Q (the "Evaluation Date").  Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

The Company entered into a Service Agreement in January 27, 2017 with Cohen & Company to provide certain tax-related and testing services to the Company to strengthen its controls and procedures. Services include, but are not limited to, preparing taxable income calculations and preparation of tax filings, reports, documentation, disclosure, and RIC compliance support to the Company.

PART II – OTHER INFORMATION

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

Date: May 4, 2017	Integrity Capital Income Fund, Inc.

	By:	/s/ Eric Davis
	Name:	Eric Davis
	Title:	President, Chief Investment Officer, Chief Compliance Officer and Director

	By:	/s/ Randall Rush
	Name:	Randall Rush
	Title:	Chief Financial Officer, Treasurer and Director